Form 10-Q
period 2018-09-30
Tricida, Inc.
filed 2018-11-13
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

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

On November 1, 2018, the registrant had 42,106,604 shares of common stock, par value $0.001 per share, outstanding.

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

•
our expectations regarding the timing of submitting a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, the FDA's agreement to file the NDA for review and our ability to obtain approval for TRC101 under the FDA’s Accelerated Approval Program;

•	our expectations regarding the timing of the completion of our nonclinical studies and drug-drug interaction studies;

•	our expectations regarding the timing of the completion and reporting of our safety extension trial, TRCA-301E;

•	the design of our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), including its sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;

•	our expectations regarding the timing of the enrollment, completion and reporting of our confirmatory postmarketing trial, VALOR-CKD;

•	outcome and results of our TRCA-301, TRCA-301E and VALOR-CKD trials;

•	market acceptance or commercial success of TRC101 and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;

•	our expectations regarding competition, potential market size, the size of the patient populations and market acceptance for TRC101, if approved for commercial use;

•	our ability to maintain regulatory approval of TRC101, and any related restrictions, limitations and/or warnings in the label of TRC101;

•	our sales, marketing or distribution capabilities and our ability to commercialize TRC101, if we obtain regulatory approval;

•	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of TRC101;

•	our expectations regarding the ability of our contract manufacturing partners to produce TRC101 in the quantities and timeframe that we will require;

•	our expectations regarding our future costs of goods;

•	our ability to attract, retain and motivate key personnel and increase the size of our organization;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering TRC101;

•	potential claims relating to our intellectual property and third-party intellectual property;

•	the duration of our intellectual property estate that will provide protection for TRC101;

•	our ability to establish collaborations in lieu of obtaining additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our anticipated use of proceeds from our initial public offering; and

•	our financial performance.
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$155,218	$9,774
Short-term investments	105,313	57,740
Prepaid expenses and other current assets	2,088	1,910
Total current assets	262,619	69,424
Property and equipment, net	1,324	1,150
Total assets	$263,943	$70,574

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,229	$3,861
Accrued expenses and other current liabilities	14,489	7,361
Total current liabilities	20,718	11,222

Term loan	23,714	—
Other long-term liabilities	440	323
Total liabilities	44,872	11,545
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2018; 11,398,694 shares authorized and 11,302,758 shares issued and outstanding as of December 31, 2017, aggregate liquidation preference of $10,014 as of December 31, 2017	—	9,800
Series B convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2018; 32,526,878 shares authorized, issued and outstanding as of December 31, 2017, aggregate liquidation preference of $30,250 as of December 31, 2017	—	29,618
Series C convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2018; 35,806,451 shares authorized, issued and outstanding as of December 31, 2017, aggregate liquidation preference of $55,500 as of December 31, 2017	—	50,347
Series D convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2018; 24,500,000 shares authorized as of December 31, 2017 and 24,493,615 shares issued and outstanding as of December 31, 2017, aggregate liquidation preference of $57,560 as of December 31, 2017	—	57,305
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 and 134,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 42,100,323 and 2,272,609 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	42	2
Additional paid-in capital	383,419	1,356
Accumulated other comprehensive loss	(40)	(13)
Accumulated deficit	(164,350)	(89,386)
Total stockholders’ equity (deficit)	219,071	(88,041)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$263,943	$70,574
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$25,230	$7,725	$62,897	$18,136
General and administrative	4,178	3,149	11,888	8,329
Total operating expenses	29,408	10,874	74,785	26,465
Loss from operations	(29,408)	(10,874)	(74,785)	(26,465)
Change in fair value—preferred stock tranche obligation	—	—	—	5,649
Other income (expense), net	1,247	71	1,987	82
Interest expense	(937)	(2)	(2,166)	(6)
Net loss	(29,098)	(10,805)	(74,964)	(20,740)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	(14)	8	(27)	(2)
Comprehensive loss	$(29,112)	$(10,797)	$(74,991)	$(20,742)
Net loss per share, basic and diluted	$(0.71)	$(4.81)	$(4.86)	$(9.67)
Weighted-average number of shares outstanding, basic and diluted	41,261,703	2,244,913	15,415,194	2,144,190

See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(74,964)	$(20,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	239
Amortization of term loan discount and issuance costs	902	—
Net amortization of premiums and discounts on short-term investments	(392)	(15)
Stock-based compensation	3,029	596
Changes in fair value of warrants and compound derivative liabilities	(238)	13
Changes in fair value of preferred stock tranche obligation	—	(5,649)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(184)	(383)
Accounts payable	2,251	1,457
Accrued expenses and other liabilities	7,166	(64)
Net cash used in operating activities	(61,975)	(24,546)
Investing activities:
Purchase of investments	(103,012)	(32,706)
Maturities of investments	55,804	31,335
Purchase of property and equipment	(712)	(524)
Net cash used in investing activities	(47,920)	(1,895)
Financing activities:
Proceeds from initial public offering, net	237,750	—
Payments of offering costs	(6,564)	—
Proceeds from exercise of common stock options	251	12
Proceeds from issuance of convertible preferred stock, net	85	25,160
Proceeds from leasehold improvement loan	276	—
Repayment of leasehold improvement loan	(81)	(33)
Proceeds from issuance of term loan, net	23,622	—
Net cash provided by financing activities	255,339	25,139
Net increase (decrease) in cash and cash equivalents	145,444	(1,302)
Cash and cash equivalents at beginning of period	9,774	5,682
Cash and cash equivalents at end of period	$155,218	$4,380
Supplemental disclosures
Cash paid for interest	$1,073	$—
Supplemental disclosures of non-cash financing activities
Compound derivative and warrant related to the term loan	$810	$—
Purchase of property and equipment included in accrued expenses and accounts payable	$116	$—
Series C fair value of preferred stock obligation upon closing	$—	$2,278

See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013 (inception). The Company is engaged in the development of TRC101, a non-absorbed, orally-dosed polymer designed as a potential treatment for metabolic acidosis in patients with chronic kidney disease (CKD).
As of September 30, 2018, the Company has devoted substantially all of its efforts to the formation and financing of the Company, as well as product development, and has not realized revenues from its planned principal operations. The Company has no manufacturing facilities and all manufacturing related activities are contracted out to third-party service providers.
On July 2, 2018, the Company completed its initial public offering (IPO) and issued 13,455,000 shares of common stock, which included the allotment-option of 1,755,000 shares exercised by the underwriters in the IPO, at an offering price of $19.00 per share. In aggregate, the Company received net proceeds of approximately $237.7 million, after deducting underwriting discounts and commissions of $17.9 million. Upon the closing of the IPO, all shares of preferred stock outstanding were automatically converted into 26,187,321 shares of common stock.
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
Unaudited Interim Financial Statements—The condensed balance sheet as of September 30, 2018, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and the condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and the condensed statements of cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date.
Reverse Stock Split—On June 14, 2018 the Company’s board of directors approved a 1-for-3.98 reverse split of shares of the Company's common stock. The par values and the authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split, nor were the outstanding shares of convertible preferred stock. All issued and outstanding common stock and related per share amounts contained in the condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on June 15, 2018.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents—All highly liquid investments with maturities at the date of purchase of three months or less are classified as cash equivalents.
Short-term Investments—All highly liquid investments with maturities at the date of purchase of greater than three months are classified as short-term investments. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying condensed financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of all such securities are reported in other income

(expense), net and are computed using the specific identification method. For the three and nine months ended September 30, 2018 and 2017, there were no realized gains or losses on these securities. The Company’s investments are in commercial paper, asset-backed securities and corporate debt securities. Pursuant to the Company’s investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to those financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments and issuers of marketable securities to the extent recorded in the balance sheet.
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
Deferred Offering Costs—The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the equity financing.
Impairment of Long-Lived Assets—Long-lived assets consist of property and equipment. The Company assesses potential impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recognized any impairment losses in the nine months ended September 30, 2018 and 2017.
Clinical and Manufacturing Accruals—The Company records accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including clinical research organizations (CROs) and contract manufacturing organizations (CMOs). The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.
The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from information provided as part of its clinical and nonclinical studies and other third-party vendors. Through September 30, 2018, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial and manufacturing expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, the actual services performed, and the amount of manufactured drug substance and/or drug product, and related costs may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.
Convertible Preferred Stock—The Company recorded all shares of convertible preferred stock at their respective fair values, net of issuance costs, on the dates of issuance. In the event of a change of control of the Company, proceeds would have been distributed in accordance with the liquidation preferences set forth in its Amended and Restated Certificate of Incorporation unless the holders of convertible preferred stock had converted their convertible preferred shares into common shares. Therefore, convertible preferred stock was classified outside of stockholders’ equity (deficit) on the accompanying balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. The Company elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Upon the closing of the IPO on July 2, 2018, the 104,225,638 shares of convertible preferred stock outstanding were automatically converted into 26,187,321 shares of common stock.
Warrant Liability—The Company issued freestanding warrants to purchase shares of its Series A convertible preferred stock. Freestanding warrants for shares of the Company’s convertible preferred stock were classified outside of permanent equity, and other similar instruments related to shares were classified as liabilities, were recorded at fair value, and were subject to remeasurement at each balance sheet date until the earlier of the exercise of the warrants or the completion of a liquidation event, including the completion of an initial public offering. Upon exercise, the warrant liability was reclassified to additional paid-in capital, with any change in fair value recognized as a component of other income (expense), net. See Note 6 to these condensed financial statements for additional details.
Preferred Stock Tranche Obligation—The Company entered into convertible preferred stock financings where, in addition to the initial closing, investors agreed to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a set price in the event that certain agreed milestones are achieved (a tranched financing). The Company evaluated this tranche obligation and determined that it met the definition of a freestanding instrument, and accordingly, determined the fair value of this obligation and recorded it on the balance sheet with the residual of the proceeds raised being allocated to convertible preferred stock. The preferred stock tranche obligation was revalued each reporting period with changes in the fair value of the obligation recorded as a component of other income (expense), net in the statements of operations and comprehensive loss. The preferred stock tranche obligation was revalued at settlement and the resultant fair value was then reclassified to convertible preferred stock at that time.
Research and Development Expense—Research and development expense is charged to the statements of operations and comprehensive loss in the period in which they are incurred. Research and development expense consists primarily of:

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
Stock-Based Compensation—The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based payments made to employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return, and the estimated fair value of the underlying common stock on the date of grant. Stock-based compensation expense is recorded net of estimated forfeitures of unvested awards.
The Company records the expense attributed to nonemployee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees was previously subject to remeasurement as the options vested. As of July 1, 2018, the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which no longer subjects nonemployee awards to remeasurement. The expense is recognized over the period during which services are received.
Income Taxes—The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.
The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
Comprehensive Loss—Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized losses on the Company’s available-for-sale securities.
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
Recent Accounting Pronouncements
Adopted Standards
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC Topic 718): Scope of Modification Accounting. This ASU specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The Company elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's condensed financial statements.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance in ASU No. 2017-11 allows for the exclusion of a down round feature, when evaluating whether or not an instrument or embedded feature requires derivative classification. The Company early adopted this guidance beginning January 1, 2018. The adoption of this standard had no material impact on the Company’s condensed financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC Topic 718, “Compensation—Stock Compensation”. The ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company early adopted this guidance effective July 1, 2018. Upon adoption of this standard, share-based awards issued to nonemployees are measured at the grant date and not subject to remeasurement. The Company has elected to continue to use the contractual term as the estimated expected term. The adoption of ASU No. 2018-07 did not have a material impact on the Company's condensed financial statements and is expected to reduce the volatility in stock-based compensation expense for nonemployees recognized from period to period.
Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The new standard also requires expanded disclosures regarding leasing arrangements. The Company leases certain facilities for some of its operations, which represents a majority of its operating leases it has entered into as a lessee. The Company expects the implementation of ASC 842 to have an impact on its financial statements and related disclosures as it had aggregate future minimum lease payments of approximately $3.0 million as of September 30, 2018. The new standard becomes effective for the Company beginning January 1, 2019, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption and it allows entities not to apply the new leases standard, including its disclosure requirements, in the comparative periods presented in their financial statements in the year of adoption. The Company intends to elect this transition method at the adoption date of January 1, 2019, and as a result, will record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of the new guidance. The Company is continuing to evaluate the effect that this guidance will have on its financial statements and related disclosures.
In September 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC Topic 820, “Fair Value Measurement”. The FASB issued final guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Under the ASU, entities will no longer be required to disclose the amount of transfers between Level 1 and Level 2 of the fair value hierarchy. Public companies will be required to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption will be permitted in any interim or annual period. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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
Level 1—Observable inputs, such as quoted prices in active markets;
Level 2—Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life; and
Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities include cash equivalents, short-term investments, a warrant liability (prior to April 2018) and a preferred stock tranche obligation (prior to April 2017). Cash equivalents in the form of money market funds are stated at cost, which approximates their fair values.
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
On April 25, 2017, the tranche obligation was settled, and the obligation was valued at intrinsic value, using the fair value of the Series C convertible preferred stock from the Black-Scholes option pricing model. The various assumptions used to determine the fair value of the Series C convertible preferred stock in the Black-Scholes option pricing model were time to liquidity of 2.4 years, volatility of 54.0%, risk-free interest rate of 1.4% and equity value of $118.5 million. Since the per share value was lower than the contractual purchase price, the fair value of the tranche obligation was determined to be an asset and recorded at $2.3 million at settlement on April 25, 2017.
The Company issued detachable common stock and preferred stock warrants that were recorded as liabilities and adjusted to fair value on a recurring basis. The fair values of the common stock and preferred stock warrant liabilities were determined using an option-pricing model, which utilizes a series of unobservable inputs, and accordingly, the liabilities were classified as Level 3 measurements. On April 10, 2018, the Company entered into amendments with Hercules Capital Inc., or Hercules, to modify the outstanding common stock warrants. The Company re-evaluated the classification of the modified warrants and determined that the outstanding common stock warrants are considered to be indexed to the Company’s own stock and therefore reclassified the common stock warrants as equity under ASC 480. The fair value of the common stock warrants of $194,000 upon execution of the amendment is no longer subject to remeasurement. On June 16, 2018, Sibling Co-Investment LLC provided the Notice of Exercise for the preferred stock warrant they held to purchase 95,936 shares of Series A convertible preferred stock for cash of $85,000. Upon exercise, the Company reclassified the fair value of the warrants from warrant liability to Series A convertible preferred stock.
In connection with the Loan and Security Agreement, or the Term Loan, entered into with Hercules on February 28, 2018, the Company recorded compound derivatives that were recorded as liabilities and adjusted to fair value on a recurring basis. See Note 4 "Term Loan" to these condensed financial statements for additional details.
The following table sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash equivalents
Money market fund	$132,113	$—	$—	$132,113
Government bonds	2,250	—	—	2,250
Commercial paper	—	18,458	—	18,458
Total cash equivalents	134,363	18,458	—	152,821
Short-term investments
Commercial paper	—	46,272	—	46,272
Corporate debt securities	—	48,097	—	48,097
Asset-backed securities	—	10,944	—	10,944
Total short-term investments	—	105,313	—	105,313
Total assets measured at fair value	$134,363	$123,771	$—	$258,134
Financial liabilities:
Long-term liabilities
Compound derivative liability	$—	$—	$111	$111
Total liabilities measured at fair value	$—	$—	$111	$111

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash equivalents
Money market fund	$6,758	$—	$—	$6,758
Corporate debt securities	—	2,930	—	2,930
Total cash equivalents	6,758	2,930	—	9,688
Short-term investments
Commercial paper	—	25,773	—	25,773
Corporate debt securities	—	17,613	—	17,613
Asset-backed securities	—	14,354	—	14,354
Total short-term investments	—	57,740	—	57,740
Total assets measured at fair value	$6,758	$60,670	$—	$67,428

Financial liabilities:
Long-term liabilities
Warrant liability	$—	$—	$106	$106
Total liabilities measured at fair value	$—	$—	$106	$106
The following tables are a reconciliation of all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

	Compound Derivative	Warrant Liability
Fair value at January 1, 2018	$—	$106
Addition	654	156
Change in fair value	(543)	305
Reclassification to equity	—	(194)
Issuance of convertible preferred stock on exercise of warrant	—	(373)
Fair value at September 30, 2018	$111	$—
Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies corporate debt securities, commercial paper and asset-backed securities as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the compound derivative liability.
There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2018 and year ended December 31, 2017.
The carrying values of the Company’s financial instruments, such as accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these items.

All short-term investments were considered available-for-sale at September 30, 2018 and December 31, 2017. The amortized cost, unrealized holding gains or losses, and fair value of the Company’s short-term investments by major security type at September 30, 2018 and December 31, 2017 are summarized in the table below (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value at September 30, 2018
Commercial paper	$46,288	$1	$(17)	$46,272
Corporate debt securities	48,119	—	(22)	48,097
Asset-backed securities	10,946	—	(2)	10,944
Total	$105,353	$1	$(41)	$105,313

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value at December 31, 2017
Commercial paper	$25,780	$—	$(7)	$25,773
Corporate debt securities	17,615	3	(5)	17,613
Asset-backed securities	14,358	—	(4)	14,354
Total	$57,753	$3	$(16)	$57,740
All short-term investments as of September 30, 2018 have contractual maturities of one year or less.
As of September 30, 2018, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on available-for-sale investments related to other-than-temporary declines in market value. All available-for-sale investments with unrealized losses as of September 30, 2018 have been in a loss position for less than twelve months or the loss is not material.
The estimated fair value of the Term Loan was $23.6 million as of September 30, 2018, which approximates the carrying value and is classified as Level 3. The Company utilized a market yield analysis and income approach to estimate a range of value for the Term Loan. The discount rate ranged between 13.0% to 14.0%.

3. BALANCE SHEET COMPONENTS
Property and Equipment, Net

	September 30, 2018	December 31, 2017
(In thousands)
Furniture and fixtures	$214	$193
Computer and lab equipment	1,813	1,382
Leasehold improvements	1,055	878
	3,082	2,453
Less: accumulated depreciation and amortization	(1,758)	(1,303)
Total property and equipment, net	$1,324	$1,150
Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Expenses and Other Current Liabilities

	September 30, 2018	December 31, 2017
(In thousands)
Accrued clinical and nonclinical study costs	$2,927	$2,235
Accrued contract manufacturing	8,928	4,157
Accrued compensation	1,078	—
Accrued professional fees and other	1,556	969
Total accrued expenses and other current liabilities	$14,489	$7,361

4. TERM LOAN
Term Loan
On February 28, 2018, the Company entered into the Term Loan with Hercules. The Term Loan provides for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, the Company and Hercules entered into the second amendment to the Term Loan, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Loan Agreement continues to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The second tranche was reduced from $25.0 million to $15.0 million and can be drawn down on or before December 31, 2018, as the Company achieved positive clinical data from the pivotal Phase 3 clinical trial, TRCA-301. The third tranche was increased from $15.0 million to $35.0 million and will be available on or before December 31, 2019, on condition that the Company submits a New Drug Application, or NDA, to the U. S. Food and Drug Administration, or FDA, which the FDA accepts for review, on or before December 31, 2019. The fourth tranche of $10.0 million was not modified and will be available on or before December 15, 2020, provided that the Company obtains product approval from the FDA for the NDA for TRC101 on or before December 15, 2020. The fifth tranche was reduced from $25.0 million to $15.0 million and will be available on or before December 31, 2020, upon request by the Company and the approval of Hercules's investment committee. The Company is currently evaluating the accounting for the second amendment to the Term Loan.
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
Warrants
In conjunction with the Term Loan entered into on February 28, 2018, the Company issued warrants to purchase 53,458 shares of common stock with an exercise price of $9.35 per share. The estimated fair value of the warrants at the date of issuance was approximately $156,000. The fair value of the common stock warrant liability was determined using the probability‑weighted expected return method. It was recorded at its fair value at inception and was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.
On April 10, 2018, the Company entered into amendments with Hercules that resulted in the reclassification of the warrant liability to stockholders' equity (deficit) as the amended terms of the warrants qualified for them to be accounted for as equity instruments and as such are no longer subject to remeasurement. As of April 10, 2018, the various assumptions used in the option-pricing model were time to liquidity of 0.25 to 1.7 years, volatility of 72%, risk-free rate of 2.4% and equity value of $306 million to $420 million. The fair value of the common stock warrants of approximately $194,000 was reclassified to stockholders' equity (deficit) upon execution of the amendment.
The second amendment also modified the warrant in connection with each tranche, or the Warrant Coverage. The Warrant Coverage with respect to the second tranche is $500,000, the third tranche is $500,000, the fourth tranche is $200,000 and the fifth tranche is $300,000. In connection with any subsequent draw down under tranches two through five, the Company is obligated to issue additional common stock warrants for a number of shares equal to the quotient derived by dividing (a) the Warrant Coverage for each specific tranche and (b) $9.35.
Embedded Derivatives and Other Debt Issuance Costs
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
As of September 30, 2018, the Company calculated the fair values of the compound derivative by computing the difference between the fair value of the Term Loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability‑weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 13.5% and the probability of the occurrence of certain events of 10%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $110,667 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of September 30, 2018, there were unamortized issuance costs and debt discounts of $1.8 million, which were recorded as a direct deduction from the Term Loan on the condensed balance sheet.
Future payments of principal and interest (in thousands) as of September 30, 2018 are as follows:

Years ending December 31:
2018 (remaining three months)	$528
2019	6,158
2020	10,206
2021	10,206
2022	5,393
32,491
Less: amount representing interest	(7,491)
Present value of notes payable	25,000
Less: current portion	—
Long-term portion of notes payable	$25,000

5. CAPITAL STRUCTURE
Common Stock—Common stock reserved for future issuance, on an as if converted basis, consisted of the following:

	September 30, 2018	December 31, 2017
Convertible preferred stock, issued and outstanding	—	26,163,217
Stock options issued and outstanding	4,580,888	3,588,663
Stock options authorized for future issuance	3,805,895	884,947
Total	8,386,783	30,636,827
Convertible Preferred Stock—On July 2, 2018, the Company completed its IPO and issued 13,455,000 shares of common stock for net proceeds of approximately $237.7 million. Upon the closing of the IPO, 104,225,638 shares of convertible preferred stock outstanding were automatically converted on 1:3.98 basis into 26,187,321 shares of common stock.
As of December 31, 2017, convertible preferred stock consisted of the following (in thousands, except share amounts):

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

6. PREFERRED STOCK WARRANT LIABILITY
The Company entered into a Note and Warrant Purchase Agreement with Sibling Co—Investment LLC, or Sibling, in 2013, the principal and interest of which was subsequently converted into the Company’s Series A convertible preferred stock in the same year. In accordance with the agreement a warrant to purchase 95,936 shares of Series A convertible preferred stock was established in conjunction with the Series A financing round. The warrant had a contractual life of 7 years and an exercise price of $0.886. The fair value of the warrant liability was determined using a Black-Scholes option pricing model and was recorded at its fair value at inception and remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the accompanying statement of operations and comprehensive loss.
On June 16, 2018, Sibling provided the Notice of Exercise and purchased 95,936 shares of Series A convertible preferred stock. The fair value adjustment recognized upon exercise was determined using the intrinsic value which was calculated as the IPO price of $19.00 less the warrant exercise price, with the change in fair value being recognized as a component of other income (expense), net in the accompanying statements of operations and comprehensive loss. The resultant fair value was reclassified to Series A convertible preferred stock at this time. As of December 31, 2017, the fair value of the warrant was approximately $106,000 and was classified as a long-term liability on the condensed balance sheet.

7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(In thousands, except share and per share amounts)
Numerator:
Net loss	$(29,098)	$(10,805)	$(74,964)	$(20,740)
Denominator:
Weighted average common shares outstanding	41,295,394	2,267,625	15,436,198	2,266,102
Less: weighted average shares subject to repurchase	(33,691)	(22,712)	(21,004)	(121,912)
Weighted average number of shares used in basic and diluted net loss per share	41,261,703	2,244,913	15,415,194	2,144,190
Net loss per share, basic and diluted	$(0.71)	$(4.81)	$(4.86)	$(9.67)
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

	September 30,
	2018	2017
Series A convertible preferred stock	—	2,839,886
Series B convertible preferred stock	—	8,172,579
Series C convertible preferred stock	—	8,996,586
Series D convertible preferred stock	—	—
Warrants to purchase preferred or common stock	53,458	24,104
Common stock subject to repurchase	28,793	4,830
Options issued and outstanding	4,580,888	3,437,915
Total	4,663,139	23,475,900

8. COMMITMENTS AND CONTINGENCIES
Operating lease obligations: In July 2014, the Company entered into a five-year noncancelable operating lease that expires in June 2019, with an option for the Company to extend the lease for an additional three years. In August 2017, the Company entered into an amendment which extended the existing operating lease to June 2021 and added 13,258 square feet of additional lease space resulting in a total of 26,897 square feet being leased in the aggregate under the amended lease. The total remaining minimum lease payments of $3.0 million payable over the lease term do not include any related common area maintenance charges or real estate taxes. In addition, associated with the operating lease, the Company has a tenant improvement loan with remaining payments totaling approximately $0.3 million, which is to be amortized at 8% interest over the life of the lease.
Purchase obligations: On May 8, 2018, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a master development/validation services and clinical/launch supply agreement, or MDS, pursuant to which Patheon will manufacture and supply the Company drug substances. Statements of work under the MDS commit the Company to certain purchase obligations of approximately $50.9 million, of which $2.2 million was paid through September 30, 2018 and $48.7 million will be paid over the next 36 months, with approximately one-third of this amount occurring in each of the three successive 12-month periods.
The Company also enters into other contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancelable contracts and accordingly, are not included in the contractual obligations and disclosures summarized above.

9. SUBSEQUENT EVENTS
On October 15, 2018, the Company and Hercules entered into the second amendment to the Term Loan, which amended certain terms of the Term Loan. See Note 4 "Term Loan" to these condensed financial statements for additional details.

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
Overview
Tricida, Inc. is a pharmaceutical company focused on the development and commercialization of its product candidate, TRC101, a non-absorbed, orally-dosed polymer designed as a potential treatment for metabolic acidosis in patients with chronic kidney disease (CKD). Metabolic acidosis is a condition commonly caused by CKD that is believed to accelerate the progression of kidney deterioration.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. Through September 30, 2018, we have primarily funded our operations through the net proceeds from our initial public offering (IPO) of $237.7 million, the sale of $152.4 million of convertible preferred stock and borrowing of $23.6 million under our Loan and Security Agreement, or the Term Loan. We have incurred losses in each year since our inception. Our net losses were $29.1 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively, and $75.0 million and $20.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, we had an accumulated deficit of $164.4 million and $89.4 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing TRC101 through development activities and general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical studies of TRC101;

•
optimize the scale-up of the manufacturing process and increase drug substance manufacturing for TRC101 for planned clinical study materials, and upon a successful validation campaign, commercial launch materials;

•	increase our research and development efforts;

•	hire additional personnel;

•	create additional infrastructure to support our product development;

•	seek regulatory approval for TRC101;

•	engage in pre-commercial and commercial launch activities;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems to support ongoing operations, including operating as a public company.
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
Components of Our Results of Operations
Research and Development Expense

Research and development expense consists primarily of costs associated with the development of TRC101 and include salaries, benefits, travel and other related costs, including equity-based compensation expenses, for personnel engaged in research and development functions; expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development, optimization and scale-up expenses and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; payments to consultants engaged in the development of TRC101, including equity-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
All of our research and development expense to date has been incurred in connection with TRC101. We expect our research and development expense to increase for the foreseeable future as we optimize our manufacturing processes and advance TRC101 through clinical development, including conducting our ongoing safety extension trial, TRCA-301E, and our confirmatory post marketing trial, known as VALOR-CKD (also known as TRCA-303). The process of conducting clinical studies necessary to obtain regulatory approval is costly and time consuming and the successful development of TRC101 is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate revenue from commercialization and sale of TRC101, if approved. Therefore, we are unable to estimate with any certainty the costs we will incur in the continued development of TRC101. The degree of success, timelines and cost of development can differ materially from expectations. We may never succeed in achieving regulatory approval for TRC101.
General and Administrative Expense
General and administrative expense consists primarily of salaries, related benefits, travel, equity-based compensation expense and facility-related expenses for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs.
We anticipate that our general and administrative expense will increase in the future as we continue to build our infrastructure to support our continued research and development of TRC101. We also anticipate increased expenses related to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and the Securities and Exchange Commission, or the SEC, requirements, director and officer insurance premiums and other costs associated with being a public company.

Results of Operations and Comprehensive Loss
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
(In thousands)
Operating expenses:
Research and development	$25,230	$7,725	$17,505	227%	$62,897	$18,136	$44,761	247%
General and administrative	4,178	3,149	1,029	33%	11,888	8,329	3,559	43%
Total operating expenses	29,408	10,874	18,534	170%	74,785	26,465	48,320	183%
Loss from operations	(29,408)	(10,874)	(18,534)	170%	(74,785)	(26,465)	(48,320)	183%
Change in fair value—preferred stock tranche obligation	—	—	—	N/M	—	5,649	(5,649)	(100)%
Other income (expense), net	1,247	71	1,176	N/M	1,987	82	1,905	N/M
Interest expense	(937)	(2)	(935)	N/M	(2,166)	(6)	(2,160)	N/M
Net loss	(29,098)	(10,805)	(18,293)	169%	(74,964)	(20,740)	(54,224)	261%
Other comprehensive loss	(14)	8	(22)	(275)%	(27)	(2)	(25)	N/M
Comprehensive loss	$(29,112)	$(10,797)	$(18,315)	170%	$(74,991)	$(20,742)	$(54,249)	262%
N/M = Not meaningful
Research and Development Expense
The following table summarizes our research and development expense for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Change
	2018	2017	$	%
(In thousands)
Clinical development costs	$20,277	$5,638	$14,639	260%
Personnel and related costs	2,939	1,450	1,489	103%
Equity-based compensation expense	1,070	91	979	1,076%
Other research and development costs	944	546	398	73%
Total research and development expense	$25,230	$7,725	$17,505	227%
Comparison of the three months ended September 30, 2018 and 2017
Research and development expense was $25.2 million and $7.7 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $17.5 million was due to increased activities in connection with our TRC101 clinical development program, resulting in increased development costs of $14.6 million related to our safety extension trial, TRCA-301E, preparation of our confirmatory postmarketing trial, known as VALOR-CKD, scale-up costs related to the optimization of our manufacturing process and increased drug substance manufacturing; increased personnel and related costs of $1.5 million related to increased headcount; increased equity-based compensation expense of $1.0 million related to increased headcount and increased fair value of award grants and increased other research and development costs of $0.4 million, which primarily included increases in facilities and office expenses.

The following table summarizes our research and development expense for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Change
	2018	2017	$	%
(In thousands)
Clinical development costs	$51,197	$13,128	$38,069	290%
Personnel and related costs	7,343	3,255	4,088	126%
Equity-based compensation expense	1,769	252	1,517	602%
Other research and development costs	2,588	1,501	1,087	72%
Total research and development expense	$62,897	$18,136	$44,761	247%
Comparison of the nine months ended September 30, 2018 and 2017
Research and development expense was $62.9 million and $18.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $44.8 million was due to increased activities in connection with our TRC101 clinical development program, resulting in increased development costs of $38.1 million related to our pivotal Phase 3 clinical trial, TRCA-301, our safety extension trial, TRCA-301E, preparation of our confirmatory postmarketing trial, known as VALOR-CKD, scale-up costs related to the optimization of our manufacturing process and increased drug substance manufacturing; increased personnel and related costs of $4.1 million related to increased headcount; increased equity-based compensation expense of $1.5 million related to increased headcount and increased fair value of award grants and increased other research and development costs of $1.1 million, which primarily included increases in facilities and office expenses.
General and Administrative Expense
The following table summarizes our general and administrative expense for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Change
	2018	2017	$	%
(In thousands)
Personnel and related costs	$1,287	$1,266	$21	2%
Equity-based compensation expense	636	128	508	397%
Other general and administrative costs	2,255	1,755	500	28%
Total general and administration expense	$4,178	$3,149	$1,029	33%
Comparison of the three months ended September 30, 2018 and 2017
General and administrative expense was $4.2 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $1.0 million was due to increased administrative costs supporting the increased activities in connection with our TRC101 clinical development program, resulting in increased equity-based compensation expense of $0.5 million due to increased headcount and increased fair value of award grants and increased other general and administrative costs of $0.5 million, which primarily included increases in facilities and office expenses.

The following table summarizes our general and administrative expense for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Change
	2018	2017	$	%
(In thousands)
Personnel and related costs	$4,675	$4,353	$322	7%
Equity-based compensation expense	1,260	344	916	266%
Other general and administrative costs	5,953	3,632	2,321	64%
Total general and administration expense	$11,888	$8,329	$3,559	43%
Comparison of the nine months ended September 30, 2018 and 2017
General and administrative expense was $11.9 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $3.6 million was due to increased administrative costs supporting the increased activities in connection with our TRC101 clinical development program, resulting in increased personnel and related costs of $0.3 million, increased equity-based compensation expense of $0.9 million due to increased headcount and increased fair value of award grants and increased other general and administrative costs of $2.3 million, which included increases in audit and legal fees of $1.0 million, facilities, travel and entertainment and office expenses of $0.9 million and commercialization, medical affairs and outside consultants of $0.2 million.
Change in Fair Value—Preferred Stock Tranche Obligation
The fair value of the Series C preferred stock tranche obligation was determined considering the terms of the convertible preferred stock agreement and the fair value of the Series C stock relative to the contractual purchase price for the tranche. At issuance, the Series C preferred stock tranche obligation was considered to be a contingent obligation, where the investors had agreed to invest at a price of $1.55 per share upon achievement of a specified milestone.
The Series C preferred stock tranche obligation was modeled as a warrant within the Black-Scholes option pricing model framework as of December 2016. The various assumptions used to determine the fair value of the Series C preferred stock tranche obligation in the Black-Scholes option pricing model were time to liquidity of 2.4 years, volatility of 54.0%, risk-free interest rate of 1.3% and equity value of $91.4 million. The fair value of the tranche obligation was determined to be a liability and recorded at $3.4 million as of December 31, 2016.
On April 25, 2017, the tranche obligation was settled, and the obligation was valued at intrinsic value, using the fair value of the Series C convertible preferred stock from the Black-Scholes option pricing model. The various assumptions used to determine the fair value of the Series C convertible preferred stock in the Black-Scholes option pricing model were time to liquidity of 2.4 years, volatility of 54.0%, risk-free interest rate of 1.4% and equity value of $118.5 million. Since per share value was lower than the contractual purchase price, the fair value of the tranche obligation was determined to be an asset and recorded at $2.3 million at settlement on April 25, 2017, which resulted in a mark-to-market adjustment of $5.6 million for the nine months ended September 30, 2017.
Liquidity and Capital Resources
Sources of Liquidity
From our inception through September 30, 2018, we have funded our operations primarily through the net proceeds from our initial public offering, the sale and issuance of our convertible preferred stock and a term loan. From our inception through September 30, 2018, we raised aggregate cash proceeds of $237.7 million from our IPO, $152.4 million from the issuance of our convertible preferred stock and $23.6 million from the issuance of a term loan. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $260.5 million.
Hercules Loan and Security Agreement

On February 28, 2018, the Company entered into the Term Loan with Hercules Capital, Inc., or Hercules. The Term Loan provides for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, the Company and Hercules entered into the second amendment to the Term Loan, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Loan Agreement continues to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The second tranche was reduced from $25.0 million to $15.0 million and can be drawn down on or before December 31, 2018, as the Company achieved positive clinical data from the pivotal Phase 3 clinical trial, TRCA-301. The third tranche was increased from $15.0 million to $35.0 million and will be available on or before December 31, 2019, on condition that the Company submits a New Drug Application, or NDA, to the U. S. Food and Drug Administration, or FDA, which the FDA accepts for review, on or before December 31, 2019. The fourth tranche of $10.0 million was not modified and will be available on or before December 15, 2020, provided that the Company obtains product approval from the FDA for the NDA for TRC101 on or before December 15, 2020. The fifth tranche was reduced from $25.0 million to $15.0 million and will be available on or before December 31, 2020, upon request by the Company and the approval of Hercules's investment committee.
The outstanding principal balance of the Term Loan bears interest at a floating per annum interest rate (based on a year consisting of 360 days) equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 5.00% and (y) 9.85%. Interest on each Term Loan advance is due on the first day of each month, beginning the second month after the advance date. Furthermore, commencing on July 1, 2019, the Term Loan will begin to amortize in equal monthly installments of principal and interest, provided, that such commencement of amortization may be extended to April 1, 2021 if certain conditions are met. Any remaining obligations are due in full on the maturity date, which is March 1, 2022; however, if we obtain final approval from the FDA for the NDA for TRC101 on or before February 15, 2022, the maturity date will be September 1, 2022. Furthermore, on the earliest to occur of the maturity date, the date we prepay our outstanding obligations under the loan agreement in full or the date such obligations otherwise become due and payable, we must pay Hercules an additional charge equal to 6.55% multiplied by the greater of (i) the aggregate term loans funded and (ii)(a) the aggregate term loans funded plus (b) one half of (x) $60,000,000 minus (y) the aggregate term loans funded. In addition, during an event of default, all obligations, including principal, interest, compounded interest, and professional fees will bear interest at the stated interest rate plus 3.00% per annum. If we prepay the Term Loan during any of the first 12 months following the Closing Date, we will be required to pay a prepayment charge equal to 2.00% of the amount being prepaid; if we prepay the Term Loan after the first 12 months but before 24 months have elapsed from the Closing Date, we must pay a prepayment charge of 1.50% of the amount being prepaid; if we prepay the Term Loan after 24 months but before thirty-six months have elapsed from the Closing Date, we must pay a prepayment charge of 1.00% of the amount being prepaid; and if we prepay the Term Loan on any date thereafter, we will not have to pay a prepayment charge. Notwithstanding the foregoing prepayment obligations, the agent and lender under this Term Loan can waive the prepayment charge (i) if both parties agree in writing to refinance the amounts prior to the maturity date, and (ii) with respect to a prepayment that is made, such waiver of the prepayment charge only applies to the principal amount prepaid. The Term Loan includes customary events of default for a failure to pay principal and interest when due, breach of covenants, bankruptcy/insolvency proceedings, and the occurrence of any event having a material adverse effect.
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
The second amendment also modified the warrant in connection with each tranche, or the Warrant Coverage. The Warrant Coverage with respect to the second tranche is $500,000, the third tranche is $500,000, the fourth tranche is $200,000 and the fifth tranche is $300,000. In connection with any subsequent draw down under tranches two through five, the Company is obligated to issue additional common stock warrants equal to the quotient derived by dividing (a) the Warrant Coverage for each specific tranche and (b) $9.35.

Funding Requirements
We have incurred losses and negative cash flows from operations since inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2018, we had an accumulated deficit of $164.4 million. Management expects to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognizes the need to raise additional capital to fully implement its business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical studies of TRC101;

•	the timing and outcome of regulatory reviews of TRC101;

•	the costs, timing and success of the scale-up and optimization of the process for manufacturing TRC101;

•	the revenue, if any, received from commercial sales of TRC101 for which we may receive regulatory approval;

•	our ability to maintain and enforce our intellectual property rights and defend any intellectual property-related claims;

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
However, there can be no assurance that we will be successful in securing additional funding at levels sufficient to fund our operations or on terms acceptable to us. If we are unsuccessful in our efforts to raise additional financing, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs or our future commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we are unable to continue as a going concern.
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

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended September 30,
	2018	2017
(In thousands)
Net cash provided by (used in):
Operating activities	$(61,975)	$(24,546)
Investing activities	(47,920)	(1,895)
Financing activities	255,339	25,139
Net increase (decrease) in cash and cash equivalents	$145,444	$(1,302)
Cash Used in Operating Activities
During the nine months ended September 30, 2018, cash used in operating activities was $62.0 million, which consisted of a net loss of $75.0 million, adjusted by cash provided by changes in our operating assets and liabilities of $9.2 million and non-cash charges of $3.8 million. The changes in our operating assets and liabilities were primarily due to increases in accrued expenses and other current liabilities of $7.2 million and accounts payable of $2.2 million partially offset by an increase in prepaid and other assets of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $3.0 million, amortization of term loan discounts and issuance costs of $0.9 million and depreciation and amortization of $0.5 million partially offset by net amortization of premiums and discounts on short-term investments of $0.4 million and net changes in the fair value of the warrants and compound derivative liabilities of $0.2 million.
During the nine months ended September 30, 2017, cash used in operating activities was $24.5 million, which consisted of a net loss of $20.7 million, adjusted by non-cash charges of $4.8 million and changes in cash used in our operating assets and liabilities of $1.0 million. The non-cash charges consisted primarily of changes in the fair value of our preferred stock tranche financing obligation of $5.6 million, partially offset by stock-based compensation of $0.6 million and depreciation and amortization of $0.2 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $1.5 million, partially offset by an increase in prepaid and other assets of $0.4 million.
Cash Used in Investing Activities
Net cash used in investing activities was $47.9 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in investing activities during the nine months ended September 30, 2018 was primarily due to purchases of investments of $103.0 million and purchases of property and equipment of $0.7 million, partially offset by maturities of investments of $55.8 million. The net cash used in investing activities during the nine months ended September 30, 2017 was primarily due to purchases of investments of $32.7 million and purchases of property and equipment of $0.5 million, partially offset by maturities of investments of $31.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $255.3 million and $25.1 million for the nine months ended September 30, 2018 and 2017, respectively. The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of net proceeds from our initial public offering of $237.7 million and the Hercules loan of $23.6 million, partially offset by payments of offering costs of $6.6 million. The net cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of net proceeds of $25.2 million from our sale of Series C convertible preferred stock, net of issuance costs of $65,000.
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
Jumpstart Our Business Startups Act
We are an emerging growth company, as defined in the JOBS Act. Under this act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we do intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. We do maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits and have highly liquid short-term investments.
The primary objective of our investment activities is to preserve capital to fund our operations. We classify our short-term investments as available-for-sale in our financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of all such securities are reported in other income (expense), net and computed using the specific identification method. For the nine months ended September 30, 2018 and 2017, there were no realized gains or losses on these securities. The Company’s investments are in commercial paper, asset-backed securities and corporate debt securities. Pursuant to the company’s investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and President, who is our principal executive officer and our Chief Financial Officer, who is the principal financial officer, to allow timely decisions regarding required disclosure.
As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a pharmaceutical company focused on the development and commercialization of our product candidate, TRC101, a non-absorbed, orally-dosed polymer designed as a potential treatment for metabolic acidosis in patients with chronic kidney disease (CKD). We have only a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred significant losses in each year since our inception in May 2013. Our net losses were $75.0 million for the nine months ended September 30, 2018, $41.3 million for the year ended December 31, 2017 and $28.7 million for the year ended December 31, 2016. As of September 30, 2018, we had an accumulated deficit of $164.4 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate TRC101. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, TRC101, prepare for potential commercialization of TRC101 and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing TRC101 through clinical development. As of September 30, 2018, we had working capital of $241.9 million and cash, cash equivalents and short-term investments of $260.5 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of TRC101 and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of TRC101.
We believe that our existing cash, cash equivalents and short-term investments of $260.5 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for TRC101 and any future product candidates that we develop, in-license or acquire;

•	our ability to obtain approval for TRC101 under the Accelerated Approval Program;

•	the costs of confirmatory postmarketing studies or trials for TRC101 that could be required by regulatory agencies or that we might otherwise choose to conduct;

•	the costs of obtaining commercial supplies of TRC101;

•	our ability to successfully commercialize TRC101;

•	the manufacturing, selling and marketing costs associated with TRC101, including the cost and timing of expanding our sales and marketing capabilities;

•	the timing and costs related to the optimization and scale-up of our manufacturing processes for TRC101;

•	the amount of sales and other revenues from TRC101, including the sales price and the availability of adequate third-party reimbursement;

•	the timing, receipt and amount of sales of, or royalties on, TRC101, if any;

•	the costs of operating as a public company;

•	the costs associated with any product recall that could occur;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the cash requirements of any future acquisitions or discovery of future product candidates, if any;

•	the progress, timing, scope and costs of our nonclinical and clinical studies and trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation.
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
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2017 with respect to this uncertainty. Our 2017 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding. We believe that our existing cash, cash equivalents and short-term investments of $260.5 million and additional borrowings under our Term Loan with Hercules will allow us to fund our operating plan through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.
Risks Related to Our Business
We are dependent on the success of TRC101, our only product candidate. If we are unable to successfully develop, obtain regulatory approval for and commercialize TRC101, or experience significant delays in doing so, our business will be materially harmed.
To date, we have invested all of our efforts and financial resources in the research and development of TRC101, which is our only product candidate, and our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize TRC101. We recently completed a randomized, double-blind, placebo-controlled, multicenter pivotal Phase 3 clinical trial for TRC101, known as TRCA-301. The TRCA-301 trial enrolled 217 CKD patients with metabolic acidosis. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week safety extension trial, TRCA-301E. We expect to complete our TRCA-301E trial in the first half of 2019 and then seek approval for TRC101 through the Accelerated Approval Program. While we believe that the TRCA-301 trial successfully met its primary and secondary endpoints, we cannot assure you that the U. S. Food and Drug Administration, or FDA, or any foreign regulatory agency will approve TRC101 for marketing. Furthermore, even if we obtain regulatory approval for TRC101, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of TRC101, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payors. If we are unable to successfully commercialize TRC101, we may not be able to generate sufficient revenues to continue our business.
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of TRC101 in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for TRC101 outside the United States. The clinical and commercial success of TRC101 will depend on a number of factors, including the following:

•	our ability to demonstrate TRC101’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;

•	the timely completion and reporting of our safety extension trial, TRCA-301E, and our confirmatory postmarketing trial, known as the VALOR-CKD (also known as TRCA-303) trial;

•	whether we are required by the FDA and/or foreign regulatory agencies to conduct additional clinical trials prior to approval to market TRC101;

•	the prevalence and severity of adverse side effects of TRC101 in our ongoing and future clinical trials and commercial use, if approved;

•	the timely receipt of necessary regulatory and marketing approvals from the FDA and foreign regulatory agencies for TRC101;

•	our ability to obtain U.S. marketing approval for TRC101 under the Accelerated Approval Program;

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

•	achieving and maintaining compliance with all regulatory requirements applicable to TRC101;

•	our success in educating physicians and patients about the benefits, risks, administration and use of TRC101;

•	acceptance of TRC101 as safe and effective by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	our ability to obtain and sustain an adequate level of reimbursement for TRC101 by third-party payors;

•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

•	our ability to continue to obtain protection for and to enforce our intellectual property rights in and to TRC101; and

•	our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
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
Our safety extension trial, TRCA-301E, is being conducted at 29 sites in the United States and Europe. Our confirmatory postmarketing trial, VALOR-CKD, will be conducted in a significantly greater number of countries and a significantly greater number of sites than TRCA-301E. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH guidelines and GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
We are in the process of scaling our two-step manufacturing process to commercial scale with our third-

party supplier. Any performance failure or time delay in scaling our two-step drug substance manufacturing process could materially adversely affect or delay validation of our manufacturing process or interrupt the execution of our confirmatory postmarketing trial, VALOR-CKD, and potentially impact the commercialization of TRC101, if approved.
While we believe we have sufficient drug substance to supply the anticipated demand for at least the first 12 months of our confirmatory postmarketing trial, VALOR-CKD, we are in the process of scaling our two-step manufacturing process to commercial scale with our third-party supplier. The scale of the first step in our drug substance manufacturing process, step one, is being increased from approximately 340 kg/batch and the scale of the second step in our manufacturing process, step two, is being increased from approximately 65 kg/batch to provide targeted commercial batch sizes for each of the steps in the range of 500 to 700 kg. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. We are in the process of scaling and optimizing the current production methods to meet our anticipated commercial needs without introducing changes to key TRC101 properties, including binding capacity, selectivity for hydrochloric acid and non-absorption. We use acid binding, competitive anion binding and particle size measurement assays to confirm these properties. Any difficulties experienced in the ongoing scale-up or optimization of our drug substance manufacturing processes to commercial scale could materially adversely affect or delay our ability to (i) meet regulatory process validation requirements to demonstrate that our manufacturing process is capable of consistently delivering quality product, or (ii) have sufficient quantities of TRC101 drug product manufactured to successfully conduct our confirmatory postmarketing trial, VALOR-CKD, or (iii) have sufficient quantities of TRC101 drug substance and drug product to supply commercial supply of TRC101, if approved, all of which would have a material adverse effect on our business and our prospects.
If we fail to establish an effective distribution process for TRC101 drug product, if approved, our business may be adversely affected.
We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with a third-party logistics company to warehouse TRC101 and distribute it. This distribution network will require significant coordination with our sales and marketing and finance teams. Failure to secure contracts with a logistics company could negatively impact the distribution of TRC101, if approved, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of TRC101, if approved, will be delayed or severely compromised and our results of operations may be harmed.
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
As of September 30, 2018, we had 69 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for TRC101. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
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

We have submitted a final design of the confirmatory postmarketing trial, VALOR-CKD, to the FDA, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria, and are now proceeding with the trial in the U.S. and other countries. The FDA and/or comparable foreign regulators, however, may not agree with our confirmatory postmarketing trial design, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can submit the NDA or comparable foreign applications.
We have submitted a final design of our confirmatory postmarketing trial, VALOR-CKD, to the FDA, that is required to be conducted for TRC101’s approval under the Accelerated Approval Program, we have received the FDA’s responsive comments and recommendations with respect to the trial, and we are now proceeding with the trial in the United States and other countries with an anticipated sample size of approximately 1,600 subjects. Although the FDA has not required us to modify our trial design, there nevertheless remains a risk that the FDA may ultimately not agree with the design of our confirmatory postmarketing trial, VALOR-CKD, that is required to be conducted for TRC101’s approval under the Accelerated Approval Program. For example, the FDA may require us to increase or decrease our proposed sample size or make other changes to our proposed design of our confirmatory postmarketing trial, VALOR-CKD, including changes related to trial duration, endpoint definition, event rate assumptions and eligibility criteria. In general, a sponsor planning to use the Accelerated Approval Program should discuss with the FDA the possibility of accelerated approval and design of any necessary confirmatory postmarketing trials during development and any confirmatory postmarketing trials should be in progress at the time of NDA approval. The FDA has specifically requested that our confirmatory postmarketing trial, VALOR-CKD, be completely enrolled or nearly completely enrolled prior to submission of our NDA for TRC101. Therefore, we must obtain the FDA’s agreement and finalize the design of our confirmatory postmarketing trial, VALOR-CKD, and completely enroll or nearly completely enroll our confirmatory postmarketing trial, VALOR-CKD, prior to the submission of an NDA. Our NDA submission may be delayed if the FDA does not accept the design of our proposed confirmatory postmarketing trial, we are unable to completely, or nearly completely, enroll our confirmatory postmarketing trial, VALOR-CKD, or the FDA imposes any additional requirements prior to NDA submission, any of which could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
We conducted the TRCA-301 trial and are conducting the TRCA-301E trial and the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	announcements of regulatory approval or a complete response letter to TRC101, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	adverse events experienced by the patient population taking TRC101, whether or not related to our product candidate;

•	changes or developments in laws or regulations applicable to TRC101;

•	changes in existing tax laws, treaties or regulations or the interpretations or enforcement thereof, or the enactment or adoption of new tax laws, regulations or policies;

•	any adverse changes to our relationship with any manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to scale-up and optimize our manufacturing process;

•	the success of our efforts to acquire or license or discover additional product candidates, if any;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.
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
We have outstanding a total of 42,106,604 shares. Of these shares, only the shares of common stock sold in our initial public offering by us (other than the Company directed shares purchased in our initial public offering by an officer or director of the Company) are currently freely tradable without restriction in the public market. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Cowen and Company, LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
We expect that the lock-up agreements pertaining to our initial public offering will expire on December 24, 2018. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan or our Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under our 2018 Equity Incentive Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
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
Holders of an aggregate of approximately 28.1 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Our management has broad discretion over the use of proceeds from our initial public offering, and we could spend the proceeds from our initial public offering in ways our stockholders may not agree with or that do not yield a favorable return, if at all. We currently intend to use substantially all of the net proceeds of our initial public offering for supporting our activities for our NDA submission and approval process for TRC101, manufacturing activities related to TRC101, conducting our safety extension trial, TRCA-301E, and commencing our confirmatory postmarketing trial, VALOR-CKD, commercial expenses related to TRC101, interest payments under our Term Loan with Hercules, and the remainder for working capital and general corporate purposes. However, our use of these proceeds may differ substantially from our current plans. If we do not invest or apply the proceeds of our initial public offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.
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

Certain of our executive officers are parties to severance arrangements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $40.4 million (as of September 30, 2018, based on the closing price of $30.55 per share) in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have incurred substantial losses during our history. Our ability to utilize net operating loss carryforwards is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 generally restricts the use of net operating loss carryforwards after an “ownership change.” If we have experienced or experience in the future an “ownership change” for purposes Section 382, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons or groups of persons owning 5% or more of our total equity value. We have not performed any analysis under Section 382 of the Code. As a result, uncertainty exists as to whether we may have undergone an ownership change in the past, whether as a result of our initial public offering or otherwise, or will undergo one as a result of a future transaction, if any. We cannot provide any assurance that our net operating losses will be available. Accordingly, we could pay taxes earlier and/or in larger amounts than would be the case if the net operating losses were available to reduce federal income taxes without restriction.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
None.
Use of proceeds from Initial Public Offering of Common Stock
On July 2, 2018, we closed the sale of 13,455,000 shares of common stock, which includes the additional-allotment of 1,755,000 shares exercised by the underwriters in the initial public offering, or IPO, to the public at an IPO price of $19.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-225420), which was filed with the SEC on June 4, 2018 and amended subsequently and declared effective on June 27, 2018, and Form S-1MEF, which was filed with the SEC on June 27, 2018 and became effective on June 27, 2018. The underwriters of the offering were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Cowen and Company, LLC.
We raised approximately $237.7 million in net proceeds after deducting underwriting discounts and commissions of $17.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
We invested the funds received in short-term marketable securities in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we expect to use the net proceeds from our IPO for supporting our activities for our NDA submission and approval process for TRC101, manufacturing activities related to TRC101, conducting our safety extension trial, TRCA-301E, and commencing our confirmatory postmarketing trial, known as the VALOR-CKD (also known as TRCA-303) trial, commercial expenses related to TRC101, interest payments under our Loan and Security Agreement with Hercules Capital, Inc., and the remainder for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1
Second Amendment to Loan and Security Agreement, dated as of October 15, 2018, among the Registrant, Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.

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

Date: November 9, 2018

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

By:	/s/ Steffen Pietzke
Steffen Pietzke
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)