Form 10-K
period 2018-12-31
Tricida, Inc.
filed 2019-03-29
CIK 1595585

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period From To
Commission File Number: 001-38558
TRICIDA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3372526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7000 Shoreline Court, Suite 201 South San Francisco, California	94080	(415) 429-7800
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 22, 2019, the Registrant had 42,386,192 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's definitive proxy statement relating to its 2019 Annual Meeting of Stockholders to be held on or about May 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	estimates of our expenses, capital requirements and our needs for additional financing;

•	the prospects of TRC101, our only product candidate, which is still in development;

•
our expectations regarding the timing of submitting the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and our ability to obtain approval for TRC101 under the Accelerated Approval Program;

•	our expectations regarding the timing of the completion of our nonclinical studies;

•	the design of our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;

•	our expectations regarding the timing of the enrollment, completion and reporting of our confirmatory postmarketing trial, VALOR-CKD;

•	outcome and results of our VALOR-CKD trial;

•	market acceptance or commercial success of TRC101 and the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community;

•	our expectations regarding competition, potential market size, the size of the patient population and market acceptance for TRC101, if approved for commercial use;

•	our expectations regarding our ability to draw under our credit facility with Hercules Capital, Inc.;

•	our expectations regarding the safety, efficacy and clinical benefit of TRC101;

•	our ability to maintain regulatory approval of TRC101, and any related restrictions, limitations and/or warnings in the label of TRC101;

•	our sales, marketing or distribution capabilities and our ability to commercialize TRC101, if we obtain regulatory approval;

•	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of TRC101;

•	our expectations regarding the ability of our contract manufacturing partners to produce TRC101 in the quantities and timeframe that we will require;

•	our expectations regarding our future costs of goods;

•	our ability to attract, retain and motivate key personnel and increase the size of our organization;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering TRC101;

•	potential claims relating to our intellectual property and third-party intellectual property;

•	the duration of our intellectual property estate that will provide protection for TRC101;

•	our ability to establish collaborations in lieu of obtaining additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act; and

•	our financial performance.
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Investors in our securities are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. We are a pharmaceutical company focused on the development and commercialization of our drug candidate, TRC101 (veverimer), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal, or GI, tract. We have successfully completed all of the clinical trials that we planned to complete prior to submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and are preparing to file our NDA under the Accelerated Approval Program in the second half of 2019.
In May 2018, we completed our randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial, TRCA-301, in 217 CKD patients with metabolic acidosis, and in March 2019, the results of this trial were published in The Lancet. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p<0.0001 for both the primary and secondary endpoints). TRC101 was well tolerated in our TRCA-301 trial. One hundred ninety-six of the 208 eligible subjects who completed the 12-week treatment period in our pivotal TRCA-301 trial agreed to continue into our 40-week blinded extension trial, TRCA-301E.
In March 2019, we completed our TRCA-301E trial. Based on the initial topline data analyses, the TRCA-301E trial met its primary and all secondary endpoints. We believe these results provide evidence of long-term safety and tolerability of TRC101 and durability of its blood bicarbonate effect. The placebo-adjusted improvements in favor of TRC101-treated subjects in the two measures of physical function at Week 52 approximately doubled compared to the results at Week 12 observed in the parent trial, TRCA-301. We believe the results from these two measures of physical function provide consistent evidence of a clinically meaningful improvement in physical function and related aspects of quality of life for TRC101-treated subjects. The statistical analysis plan for the TRCA-301E trial also specified a comparison of the TRC101 and placebo groups for the time to the composite clinical endpoint of death (all-cause mortality), dialysis/kidney transplant (renal replacement therapy) or a ≥50% decline in estimated glomerular filtration rate (eGFR) (taken together, DD50) over the combined (TRCA-301 and TRCA-301E) 52-week treatment period. Of the 124 subjects randomized to the TRC101 group, 5 (4.0%) subjects had a DD50 event. There were no deaths in the TRC101 group and one TRC101-treated subject initiated dialysis during the 52-week treatment period. Of the 93 subjects randomized to the placebo group, 10 (10.8%) subjects had a DD50 event, including four subjects who died and one who initiated dialysis during the 52-week treatment period. The time to DD50 was prolonged in the TRC101 group compared to the placebo group, with an annualized DD50 incidence rate, calculated as 100 times the number of events divided by the total person-years, of 4.2% in the TRC101 group vs 12.0% in the placebo group (p = 0.0224). We are conducting a confirmatory postmarketing trial, VALOR-CKD, as part of the Accelerated Approval Program. We have committed to completely enrolling, or nearly completely enrolling, subjects in the VALOR-CKD trial prior to our NDA submission.
Metabolic acidosis is a chronic condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. Today, there are no FDA-approved chronic therapies for treating metabolic acidosis. TRC101 is an in-house discovered, new chemical entity that we believe may effectively treat metabolic acidosis and slow the progression of kidney disease in CKD patients with metabolic acidosis.
We estimate that metabolic acidosis affects approximately 3 million CKD patients in the United States, and we believe that slowing the progression of CKD in patients with metabolic acidosis represents a significant medical need and market opportunity. We have an intellectual property estate that we believe will provide patent protection for TRC101 until at least 2034 in the United States, the European Union, Japan, China, India and certain other markets. Tricida is led by a seasoned management team that includes a founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.

Our Strategy
Our strategy is to develop and commercialize TRC101 as a first-in-class FDA-approved chronic treatment for metabolic acidosis for the large CKD population of patients with metabolic acidosis. Key elements of our strategy are to:

•
Obtain FDA approval of TRC101. Based on feedback from the FDA, we believe TRC101 will be eligible for review and potential approval through the FDA’s Accelerated Approval Program. If approved, TRC101 could be the first FDA-approved therapy for the chronic treatment of metabolic acidosis to slow the progression of CKD. We plan to submit an NDA for TRC101 in the second half of 2019.

•
Commercialize TRC101 in the United States. If TRC101 is approved by the FDA, we plan to initially commercialize it in the United States by deploying an 80- to 100-person specialty sales force targeting that subset of nephrologists most focused on treating CKD patients. With this approach, we believe we can reach a majority of the approximately 600,000 Stage 3 to 5 CKD patients with metabolic acidosis that are treated by nephrologists. Over time, due to the disease modification potential of TRC101, we intend to address the broader population of CKD patients who receive care from cardiologists, endocrinologists, diabetologists and a subset of primary care physicians, either on our own or with a partner.

•
Commercialize TRC101 outside of the United States with one or more partners. We believe there is a significant commercial opportunity for TRC101 in markets outside the United States. To address these markets, we plan to seek one or more partners with international sales expertise who can commercialize TRC101 in target markets.

Chronic Kidney Disease and Metabolic Acidosis Represent a Major Health Crisis
Overview of CKD
CKD is a serious condition characterized by the gradual loss of essential kidney functions over time. In CKD patients, normal fluid and electrolyte balance can no longer be maintained, and the excretion of metabolic end products, toxins and drugs is impaired. Furthermore, production and secretion of certain enzymes and hormones are disturbed.
According to the Centers for Disease Control and Prevention, or CDC, more than 30 million people in the United States are afflicted with CKD, representing an overall prevalence in the adult population of approximately 15%. The incidence of CKD is primarily driven by the increasing prevalence of diabetes and hypertension. CKD represents the ninth leading cause of death in the United States. The treatment of CKD adds a tremendous financial burden to the United States, with annual Medicare expenses for CKD in 2018 totaling approximately $114 billion, including approximately $79 billion on CKD costs and approximately $35 billion for end-stage renal disease, or ESRD. ESRD is total and permanent kidney failure that is treated with a kidney transplant or dialysis. There are approximately 700,000 people in the United States living on kidney dialysis or with a kidney transplant and approximately 124,000 new ESRD cases annually. Each year kidney disease kills more people than breast cancer or prostate cancer. According to United States Renal Data System report, there were approximately 100,000 deaths from ESRD in 2016. There is a significant medical need to slow progression of kidney disease and reduce the number of patients progressing to kidney failure.

To help improve the diagnosis and management of kidney disease, the National Kidney Foundation, or NKF, has divided CKD into five stages. The severity of CKD at each stage is identified by the estimated glomerular filtration rate, or eGFR. Treatment during the first four stages of CKD focuses on ways to preserve kidney function for as long as possible. ESRD is the final stage of CKD in which the patient typically requires renal replacement therapy, i.e., dialysis or a kidney transplant, for survival.
Stages of CKD and Key Risk Factors for CKD Progression
Overview of Metabolic Acidosis
Diabetes and hypertension have long been recognized as modifiable primary risk factors for the progression of CKD. More recently, metabolic acidosis, a serious condition in which the body has accumulated too much acid, has also been identified as a key modifiable risk factor in the progression of CKD. The human body generates acid every day through normal food intake and metabolism. Sources of acid include amino and nucleic acids from daily dietary intake and digestion of proteins. A healthy kidney counteracts these sources of acid through excretion mechanisms that rid the body of the excess acid and by restoring bicarbonate, a base that buffers acid. Metabolic acidosis results when the kidneys can no longer excrete sufficient acid or reabsorb sufficient bicarbonate back into the blood stream to balance acid production.
The prevalence and severity of metabolic acidosis in people with CKD progressively rises as kidney function declines. Adaptations by the kidneys initially prevent a fall in blood bicarbonate concentration but as eGFR continues to decline below 40 ml/min/1.73 m2, metabolic acidosis commonly develops. Over time, metabolic acidosis can lead to an increased risk of muscle wasting, loss of bone density and death. Additionally, if uncontrolled, a vicious cycle of worsening metabolic acidosis and accelerated progression of kidney disease can result.
The mechanism that links metabolic acidosis to kidney disease involves a cascade of events whereby patients with compromised kidneys do not excrete adequate amounts of acid to maintain acid-base balance. This imbalance and acid load accumulation leads to increases in the production of select peptides and hormones, including endothelin-1, aldosterone and angiotensin II, that increase the secretion of acid through the proximal and distal renal tubules of the remaining healthy nephrons in the compromised kidney. As currently understood, this sustained over-production of hormones exacerbates the damage in the diseased kidneys, resulting in long-term consequences, including renal fibrosis, proteinuria and inflammation, as well as sodium and water retention, which are hallmarks of the progression of CKD.
Metabolic acidosis can be diagnosed by measuring the level of bicarbonate in the blood, which is part of a standard metabolic panel. Properly functioning kidneys will maintain a blood bicarbonate level of between 22 to

29 milliequivalents per liter, or mEq/L. A persistent blood bicarbonate level below 22 mEq/L indicates metabolic acidosis. The NKF’s Kidney Disease Outcomes Quality Initiative, or KDOQI, guidelines and the International Society of Nephology’s Kidney Disease: Improving Global Outcomes, or KDIGO, guidelines recommend that in people with CKD, blood bicarbonate be maintained within the normal range of 22 to 29 mEq/L. Blood bicarbonate concentrations less than 22 mEq/L are associated with increased risk of CKD progression and increased risk of death.
The prevalence and severity of metabolic acidosis increases from Stage 3 to Stage 5 of CKD. We estimate the prevalence of metabolic acidosis to be 9% of the estimated 13.4 million Stage 3a CKD patients, 18% of the estimated 5.7 million Stage 3b CKD patients and over 30% of the estimated 2.5 million Stage 4 and Stage 5 CKD patients, resulting in a total prevalence of approximately 3 million CKD patients in the United States.
Metabolic Acidosis Poses a Significant Health Risk to Approximately 3 Million CKD Patients in the United States

~ 22 Million US Patients with Stage 3 to 5 CKD*
~3 Million with Metabolic Acidosis
Potential Consequences
Increased Mortality
Muscle Breakdown & Bone Disease
CKD Progression
CKD 3a/b (9-18%) ~2.2 M with Metabolic Acidosis
CKD 4/5/ESRD* (>30%) ~ 850K with Metabolic Acidosis

*Non-dialysis patients with eGFR<60.

There is Significant Evidence that Treating Metabolic Acidosis Can Slow the Progression of CKD
Multiple retrospective studies provide qualitative and quantitative evidence for the relationship between metabolic acidosis and the progression of CKD across a wide range of baseline eGFRs and blood bicarbonate levels. Prospective studies have shown that treating metabolic acidosis translates into a clinically meaningful slowing of CKD progression.
In particular, four prospective trials (Garneata et al., 2016; de Brito-Ashurst et al., 2009; Phisitkul et al., 2010; Dubey et al., 2018) studying Stage 3 to 5 CKD patients with metabolic acidosis demonstrated slowing of CKD progression following an increase in blood bicarbonate with three different interventions, comprising a very low-protein diet, oral sodium bicarbonate and oral sodium citrate. Increases in blood bicarbonate resulted in improved clinical outcomes, including fewer patients who progressed to ESRD and/or experienced significant declines of eGFR. Additionally, clinical trials reported by Goraya et al., 2013 and 2014 and Mahajan et al., 2010 showed that, in patients with Stages 2 to 4 CKD due to hypertensive nephropathy, increasing blood bicarbonate levels with sodium bicarbonate or a low protein diet rich in fruits and vegetables resulted in reduced markers of kidney injury and slower decline in eGFR.

Four large published retrospective database analyses show an association between higher blood bicarbonate levels and slower progression of CKD, independent of baseline eGFR and other factors such as age, sex, proteinuria, hypertension and diabetes (Dobre et al., 2013; Raphael et al., 2011; Shah et al., 2009; Tangri et al., 2011). In these four distinct large cohorts of CKD patients, the analyses all demonstrate that clinical outcomes for CKD patients with blood bicarbonate levels that are below normal (i.e., < 22 mEq/L) are significantly worse compared to patients with normal blood bicarbonate levels (i.e., 22 to 29 mEq/L).
Dr. Navdeep Tangri, M.D., Ph.D., and colleagues have developed a validated model which is an accepted standard for predicting the risk of kidney disease progression (Tangri et al., 2011). This validated model and its underlying kidney failure risk equations have been proven generalizable in a multinational retrospective study of more than 30 cohorts and 720,000 participants with CKD, including 450,000 individuals from the Veterans Affairs Health System (Tangri et al., 2016). Blood bicarbonate is one of the key variables predicting kidney disease progression in Dr. Tangri’s eight variable risk equation.
Together with Dr. Tangri, we presented data at the NKF 2018 Spring Clinical Meeting that describes an analysis of the relationship between blood bicarbonate and a composite renal outcome (≥ 40% reduction in eGFR or ESRD) very similar to that being assessed in our confirmatory postmarketing trial (≥ 40% reduction in eGFR, ESRD or renal death). For purposes of this analysis, Dr. Tangri isolated the effect of blood bicarbonate on disease progression in a population of CKD patients with metabolic acidosis. Included in this analysis were 2,378 non-dialysis patients with Stage 3 to 5 CKD from Dr. Tangri’s validated cohort who had at least two nephrology visits and a blood bicarbonate value at their baseline visit (including a cohort of 289 patients with eGFR between 15 to 45 mL/min/1.73m2 and blood bicarbonate of 12 to 22 mEq/L). The resulting predictive metabolic acidosis model, or the Predictive MA Model, established the quantitative relationship between an increase in blood bicarbonate and the reduction in risk of kidney disease progression. The Predictive MA Model shows that the relationship between blood bicarbonate and the renal outcome is effectively linear, independent of baseline kidney function (eGFR), and consistent across subgroups of patients with reduced eGFR and those with established metabolic acidosis. Furthermore, it shows that each 1 mEq/L increase in blood bicarbonate is associated with a 6% to 9% reduction in the risk of CKD progression.
The Unmet Medical Need for the Chronic Treatment of Metabolic Acidosis
While the need to treat metabolic acidosis to slow the progression of CKD is well established, there are no FDA-approved therapies for the chronic treatment of metabolic acidosis. Specifically, the KDIGO guidelines recommend that in people with CKD, blood bicarbonate be maintained within the normal range of 22 to 29 mEq/L, because blood bicarbonate concentrations less than 22 mEq/L are associated with increased risk of CKD progression and increased risk of death.
Unapproved methods to increase blood bicarbonate include oral alkali supplements, such as sodium bicarbonate. However, the use of oral alkali supplements such as sodium bicarbonate to increase blood bicarbonate introduces significant amounts of sodium to patients. Approximately 90% of later-stage CKD patients suffer from sodium sensitive comorbid conditions, such as hypertension, cardiovascular disease, heart failure or edema, and require a sodium-restricted diet. As such, the use of sodium-based supplements can lead to worsening blood pressure control and volume overload in this population.
A randomized, crossover study conducted by Husted et al., 1977, demonstrated that when equal amounts of sodium were delivered from either sodium bicarbonate or sodium chloride, each regimen led to similar increases in systolic blood pressure and fluid retention resulting in weight gain after just 4 days of dosing. In the control cohort the CKD patients were given approximately 12 grams/day of sodium chloride and in the treatment cohort the CKD patients were given approximately 6 grams/day sodium chloride plus approximately 8 grams/day sodium bicarbonate. During the treatment period, mean blood bicarbonate increased from 21 to 26 mEq/L. Systolic blood pressure increases (9 to 13 mm Hg) and weight gains (2 to 3 pounds) were not significantly different after administration of sodium chloride or sodium bicarbonate. We believe that increases of this magnitude in systolic blood pressure and fluid-based weight gain would pose a significant risk in CKD patients. In addition, a recent review of the literature by Bushinsky et al., 2018, indicates that the sodium from both sodium bicarbonate and sodium chloride has a consistent effect on fluid retention and/or blood pressure.
In a recent randomized, placebo-controlled, open-label study with a 6-month treatment conducted by Dubey et al., 2018, oral sodium bicarbonate was less well tolerated than placebo. Overall, adverse events occurred in significantly (p=0.01) more subjects in the sodium bicarbonate group compared to the control group. The safety profile of oral sodium bicarbonate showed that more subjects experienced GI side effects, fluid retention and worsening hypertension compared to placebo, despite significantly higher use of diuretics in the sodium bicarbonate group (p=0.008).
Consistent with the Husted et al., 1977 study, Abramowitz et al., 2013, demonstrated that achieving a 2 to 3 mEq/L increase in blood bicarbonate requires 4 to 6 grams of sodium bicarbonate (for an 80 kilogram, or kg, patient) which results in an additional sodium load of 1.1 to 1.6 grams (each gram of sodium bicarbonate delivers 274 mg of sodium). According to the CDC, the average diet in the United States includes approximately 3.4 grams of sodium each day, which equates to 8.6 grams of sodium chloride. KDIGO guidelines recommend that CKD patients consume less than 2 grams of total sodium per day. Given the sodium-sensitive comorbidities of most CKD patients, there are significant limitations on the use of sodium-based supplements.
As a result, while existing guidelines recommend treating patients into the normal range of blood bicarbonate, the limitations of currently available options results in approximately 3 million CKD patients with metabolic acidosis in the United States alone. There is a significant unmet medical need for a chronic therapy which treats metabolic acidosis and slows the progression of kidney disease in these patients. To chronically treat the broad population of CKD patients with metabolic acidosis, physicians need an FDA-approved treatment that is proven to be safe, effective and easy to comply with.
Our Solution—TRC101
TRC101 is a novel, non-absorbed, orally-administered polymer that is designed to bind hydrochloric acid in the GI tract and remove it from the body through excretion in the feces thereby decreasing the total amount of acid in the body and increasing blood bicarbonate. TRC101 is administered orally as a suspension in water. TRC101 removes acid without delivering additional sodium or other counterions, such as potassium and calcium, which would allow for the chronic treatment of patients with common comorbidities such as hypertension, edema and heart failure.
TRC101 Target Product Profile
We have designed TRC101 to target the following product profile:

•
Significantly Increase Blood Bicarbonate: Bind and remove sufficient amounts of acid such that a majority of the patients will achieve an increase from baseline blood bicarbonate of 4 mEq/L or more and/or reach the normal blood bicarbonate range.

•
Well-Tolerated: Based on our long-term TRCA-301E trial results, patients reported GI-related adverse events at a similar rate to placebo. These events were generally mild, self-limited and did not require treatment or dose adjustment of TRC101.

•
Suitable for a Broad Population of Patients, including Patients with Sodium-Sensitive Comorbidities: Increase blood bicarbonate without delivering sodium or other counterions; such a therapy would be particularly advantageous for the approximately 90% of later-stage CKD patients with hypertension, cardiovascular disease, heart failure or edema comorbidities.

•
Compatible with Other Medications: Allow concomitant dosing of common CKD medications. TRC101’s unique characteristics include a particle size designed to prevent systemic absorption and size-exclusion that provides high selectivity for hydrochloric acid.

•	Convenient, Once-Daily, Oral Administration: In our pivotal TRCA-301 trial, subjects self-administered 3-, 6- or 9-gram doses, once daily, with high overall compliance.

•	Room-Temperature Stable: Current data demonstrate 12-month room temperature stability and we plan to have data supporting 24-month shelf-life at room temperature at the time of the commercial launch.
TRC101 Mechanism of Action
The metabolic acidosis observed in CKD patients is often caused by an imbalance in production of acids relative to acid excretion. The human body generates acid every day through normal food intake and metabolism. Sources of acid include amino and nucleic acids from daily dietary intake and digestion of proteins. The daily load of acids from metabolic processes amounts to approximately 1 mEq per kg of body weight, or 50 to 100 mEq per day for adults. Prior studies with alkali supplementation have shown that 40% to 80% (20 to 80 mEq) of the daily acid produced needs to be neutralized in order to increase blood bicarbonate.
Acid binding is a novel approach to treating metabolic acidosis and increasing blood bicarbonate levels without introducing deleterious counterions or metals. This approach mimics the physiologic response to acid removal seen with persistent vomiting or nasogastric suction that results in an elevated blood bicarbonate level. To achieve the desired effect of increasing blood bicarbonate with a compliance enhancing daily dose of less than 10 grams per day, an acid binding polymer should have an amine capacity to bind at least 5 mEq of proton/gram. Once protonated, the acid binding polymer needs to preserve the effect of the proton binding by not removing anions such as fatty and bile acids that represent precursors metabolized to bicarbonate in the blood. The complementary anion to be bound that ensures net acid removal from the GI tract is chloride, the smallest anion present in the GI tract.
TRC101 is composed of low-swelling, spherical polymer beads that are approximately 100 micrometers in diameter. Each bead is a single, high molecular weight, crosslinked polyamine molecule. The size of the beads prevents the systemic absorption of TRC101 from the GI tract. The high degree of cross-linking within the TRC101 beads limits swelling and the overall volume in the GI tract, to ensure good GI tolerability. The high amine content of TRC101 provides proton binding capacity of at least 10 mEq/gram of polymer. Size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for hydrochloric acid binding.
The mechanism of action of TRC101 is illustrated below:
TRC101 Mechanism of Action
NH2 = Amino group, H+ = proton, NH3+ = Ammonium, Cl- = Chloride
Our Development Program for TRC101
Overview
Our development program for TRC101 is designed to obtain approval of TRC101 pursuant to the FDA’s Accelerated Approval Program. Under the Accelerated Approval Program, we plan to pursue approval for TRC101 based upon data from a primary endpoint that measures a change from baseline in blood bicarbonate. We have successfully completed all of the clinical trials that we planned to complete prior to filing an NDA, including a successful 135-subject, Phase 1/2 trial, TRCA-101, a successful 217-subject, pivotal Phase 3 clinical trial, TRCA-301 and a successful 196-subject, Phase 3 extension trial, TRCA-301E. Both TRCA-101 and TRCA-301 utilized change from baseline in blood bicarbonate as their primary endpoint. Subjects who completed the 12-week treatment period in our pivotal TRCA-301 trial were invited to continue in our extension trial, TRCA-301E, which enrolled 196 of these 208 subjects. The primary endpoint of the TRCA-301E trial was the assessment of the long-term safety profile of TRC101 versus placebo. Based on feedback from the FDA, we believe that the data from the TRCA-101, TRCA-301 and TRCA-301E clinical trials will provide sufficient clinical evidence of safety and efficacy to support the submission and review of an NDA for TRC101 pursuant to the Accelerated Approval Program. We plan to submit the NDA for TRC101 in the second half of 2019.
As part of the Accelerated Approval Program, the FDA may require one or more confirmatory postmarketing trials to verify and describe the anticipated effect or clinical benefit. In the fourth quarter of 2018, we initiated a confirmatory postmarketing trial, known as the VALOR-CKD trial, or TRCA-303, to evaluate the efficacy and safety of TRC101 in delaying CKD progression in subjects with metabolic acidosis. We anticipate that the VALOR-CKD trial will randomize approximately 1,600 subjects in order to show a 30% to 35% reduction in renal events, defined for purposes of the VALOR-CKD trial as a ≥ 40% reduction in eGFR, ESRD or renal death. The FDA has requested that the VALOR-CKD confirmatory postmarketing trial be completely enrolled, or nearly completely enrolled, prior to submission of our NDA for TRC101. We plan to complete the VALOR-CKD trial after the FDA’s review of our NDA for TRC101 and potential approval of TRC101. VALOR-CKD is a time-to-event study, and we estimate it will take approximately 4 years to accrue the number of events necessary to complete the study. Assuming successful completion of the VALOR-CKD trial, we plan to file a supplemental NDA, or sNDA, that incorporates results from the VALOR-CKD trial.
TRC101 Clinical and Nonclinical Results
TRCA-301 Phase 3 Clinical Trial and TRCA-301E Extension Trial
TRCA-301 Phase 3 Clinical Trial
In May 2018, we completed our pivotal Phase 3 clinical trial, TRCA-301, and in March 2019, the results of this trial were published in The Lancet. The double blind, randomized, placebo-controlled trial enrolled 217 subjects with Stage 3b or 4 CKD (an estimated glomerular filtration rate, or eGFR, of 20 to 40 mL/min/1.73m2) and low blood bicarbonate levels (between 12 and 20 mEq/L). At the beginning of the 12-week treatment period, subjects were randomized in a 4:3 ratio to receive once-daily, or QD, TRC101 or placebo. Subjects in the active group initially received a QD dose of 6 grams of TRC101 (2 sachets). After week 4, bi-directional blinded dose adjustments to 3 grams/day (1 sachet) or 9 grams/day (3 sachets) were allowed in order to maintain blood bicarbonate in the normal range. Subjects in the placebo group initially received 2 sachets of placebo, with the same ability for bi-directional dose adjustments after 4 weeks. The dose titration algorithm required down-titration at blood bicarbonate values of ≥ 27 to ≤ 30 mEq/L. Subjects with a blood bicarbonate level > 30 mEq/L underwent an interruption of the study drug in accordance with the titration algorithm. Subjects were permitted to continue their existing oral alkali supplement during the trial, provided dosing remained stable. We conducted the trial at 47 sites in the United States and Europe, of which 37 sites enrolled patients.
TRCA-301 Pivotal Phase 3 Clinical Trial
The underlying comorbid conditions of TRC101-treated subjects and subjects in the placebo group in the TRCA-301 trial were well-balanced and included 97% hypertension, 65% type 2 diabetes, 44% left ventricular hypertrophy, and 31% congestive heart failure. During the three months prior to baseline, 12% of subjects had shortness of breath with exertion and 9% had edema or fluid overload. Nine percent of the total patient population in the trial reported the use of oral alkali therapy at baseline.
TRCA-301 Pivotal Phase 3 Trial Results
Primary and Secondary Endpoints
The blood bicarbonate levels of subjects were measured on day 1, week 1, week 2, and bi-weekly thereafter, up to and including week 14, which was a final post-treatment visit for those subjects not continuing into the TRCA-301E extension trial. The primary endpoint of the trial was an increase in blood bicarbonate level of at least 4 mEq/L or achieving a blood bicarbonate level in the normal range of 22 to 29 mEq/L, at the end of the 12-week treatment period. The secondary endpoint of the trial was the change from baseline in blood bicarbonate at the end of the 12-week treatment period.
Analysis of our pivotal Phase 3 trial demonstrated that treatment with TRC101 resulted in statistically significant increases in blood bicarbonate, meeting both the primary and secondary endpoints. After 12 weeks of treatment, 59.2% of subjects in the TRC101-treated group, compared with 22.5% of subjects in the placebo group, had an increase in blood bicarbonate level of at least 4 mEq/L or achieved a blood bicarbonate level in the normal range of 22 to 29 mEq/L, which was the primary endpoint of the trial. The secondary endpoint of the trial, the least squares, or LS, mean change from baseline to week 12 in blood bicarbonate, was 4.42 mEq/L in the TRC101-treated group, compared with 1.78 mEq/L in the placebo group. The mean change in blood bicarbonate from baseline to week 12 was 4.49 mEq/L in the TRC101-treated group, compared with 1.66 mEq/L in the placebo group. The results of the primary and secondary endpoints were both highly statistically significant (p<0.0001).
Summary Data for Our Pivotal Phase 3 Clinical Trial, TRCA-301

59.2% of TRC101-Treated Subjects Experienced an Increase of ≥4 mEq/L or Reached Normal Blood Bicarbonate at End of Treatment ($p<0.0001$)

70%
60%
50%
40%
30%
20%
10%
0%
59.2%
22.5%
Placebo (n=93)
TRC101 (n=123)

TRC101-Treated Subjects Experienced a Mean Increase from Baseline in Blood Bicarbonate of 4.5 mEq/L ($p<0.0001$)

22
21
20
19
18
17
BL
W1
W2
W4
W6
W8
W10
W12
17.3
17.3
20.2
20.8
21.6
21.6
22.0
21.7
21.7
18.1
18.4
18.6
18.6
19.0
18.5
18.9
4.5 mEq/L
Placebo (n=93)
TRC101 (n=123)

BL = Baseline. W = Week. Error bars = Standard error of the mean.

Exploratory Endpoints
Metabolic acidosis has been implicated as an important factor contributing to reduced muscle mass, manifested in decreases in lean body mass and muscle strength as well as increases in protein catabolic rate. Prior to a measurable decrease in blood bicarbonate, the body adapts, in part, to the increasing acid load by using intracellular buffers in muscle (primarily proteins and organic phosphates). We included two exploratory endpoints in our pivotal Phase 3 trial, TRCA-301, to assess whether improvement in physical function and physical function-related quality of life could be demonstrated in this patient population through the treatment of metabolic acidosis.
The first exploratory endpoint examined the effect of treatment with TRC101 on self-reported responses to the physical functioning subpart of the Kidney Disease and Quality of Life Short Form, or the KDQOL-SF, survey. The KDQOL-SF survey is a validated questionnaire designed to assess health-related quality of life, or HRQOL, in kidney disease patients. Subjects in the trial responded to 10 questions related to physical function during daily activities, or the KDQOL-SF Physical Function Survey.
The second exploratory endpoint objectively measured physical function derived from a repeated chair stand test, or Repeated Chair Stand Test. In the Repeated Chair Stand Test, subjects were asked to fold their arms across their chests and to stand up from a sitting position once; if they successfully rose from the chair, they were asked to stand up and sit down five times as quickly as possible, and the time for these five repetitions was recorded.

The KDQOL-SF Physical Function Survey and Repeated Chair Stand Test were administered and scored in a blinded fashion, and a change in KDQOL-SF Physical Function Survey score and Repeated Chair Stand Test time from baseline at week 12 were pre-specified as exploratory endpoints.
Analyses of the TRCA-301 trial demonstrated statistically significant results from the KDQOL-SF Physical Function Survey. The least squares, or LS, mean change from baseline in the TRC101-treated group was 6.29 points (p<0.0001). In the placebo group, the LS mean change from baseline was 1.10 points (p=0.4787). The between group change from baseline difference between TRC101-treated subjects versus subjects in the placebo group was 5.19 points and was statistically significant (p=0.0122).
The TRCA-301 results for the second exploratory endpoint, the Repeated Chair Stand Test, showed a statistically significant improvement for the TRC101-treated subjects after 12 weeks of treatment, compared to their baseline score (a reduction in the LS mean of 1.17 seconds, p=0.0249) and showed a trend toward significance for the difference between TRC101-treated subjects and subjects in the placebo group (a reduction in the LS mean of 1.52 seconds, p=0.0630). Due to the non-normal distribution of data related to the two exploratory endpoints, post-hoc rank-based analyses were performed to supplement the pre-specified data analyses described above. The rank-based analyses showed consistent between group difference for the KDQOL-SF Physical Function Survey (p=0.0117) and a stronger association for the between group difference in the Repeated Chair Stand Test (p=0.0027), both favoring TRC101.
We believe the 12-week results from the two exploratory endpoints are consistent and suggest an improvement, on average, in the physical function and related quality of life for TRC101-treated subjects in this trial. We believe the two endpoints together address the same potential clinical benefit in this acidotic population and are consistent with the basic physiology of the disease.
Safety
The overall safety profile of TRC101 observed in our pivotal Phase 3 trial, TRCA-301, is consistent with that expected for the general population of patients with Stage 3 to 5 CKD and with similar non-absorbed polymer drugs with a site of action in the gastrointestinal tract. The incidence of serious adverse events was low and balanced in the two treatment groups. The types of serious adverse events were consistent with those expected in the study population, and none of the serious adverse events were assessed to be related to treatment by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. There were two deaths in the study and both of these occurred in the placebo group.
TRC101 was well tolerated in our pivotal Phase 3 trial, TRCA-301. In total, over 95% of subjects in each of the groups completed the trial. Overall treatment-related adverse events occurred in 9.7% of subjects in the placebo group and 13.7% of TRC101-treated subjects. The most common treatment-related adverse events were mild to moderate GI disorders, which occurred in 5.4% of subjects in the placebo group and 12.9% of TRC101-treated subjects. The treatment-related GI adverse events that occurred in more than one subject in the trial included diarrhea, flatulence, nausea and constipation. The only other treatment-related adverse event that occurred in more than one subject was paresthesia (1.1% of subjects in the placebo group and 0.8% of TRC101-treated subjects). There were no apparent effects of TRC101 on serum parameters, such as sodium, calcium, potassium, phosphate, magnesium, or low-density lipoprotein observed in the trial that would indicate off-target effects of TRC101. A high blood bicarbonate level, defined as greater than 30 mEq/L, was observed transiently in 2 subjects, or 0.9%. Discontinuation of TRC101 per the protocol-defined dosing algorithm resulted in normalization of blood bicarbonate in these subjects.
TRCA-301E Extension Trial
The TRCA-301E trial was a blinded, 40-week extension of the 12-week TRCA-301 trial, which randomized 217 subjects with non-dialysis dependent CKD and metabolic acidosis to treatment with TRC101 (N=124) or placebo (N=93). Two hundred eight (208; 95.9%) subjects completed the 12-week treatment period in the TRCA-301 trial and had the option to continue into the extension trial and receive the same blinded treatment (TRC101 or placebo) to which they were assigned in the parent study. One hundred ninety-six subjects (196; 94.2%), (114 in the TRC101 group and 82 in the placebo group) elected and were qualified to continue in the extension trial. One hundred eleven (111; 97.4%) subjects in the TRC101 group and 74 (90.2%) subjects in placebo group completed one year of treatment.

TRCA-301E Phase 3 Extension Clinical Trial
TRCA-301E Clinical Trial Results
Based on the initial topline data analyses, the TRCA-301E trial met its primary and all secondary endpoints. The primary endpoint of the TRCA-301E trial was the assessment of the long-term safety profile of TRC101 versus placebo. The results demonstrated that fewer subjects on TRC101 than on placebo discontinued the 40-week treatment period prematurely (2.6% vs 9.8%, respectively). The incidence of serious adverse events was 1.8% for subjects in the TRC101 group and 4.9% for subjects in the placebo group, and none were assessed to be related to study drug by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. The only adverse event with a between-group frequency difference of >5% was headache, which was more common in the placebo group. Gastrointestinal disorders adverse events occurred in 21.4% of subjects in the TRC101 group and in 25.9% of subjects in the placebo group.
The statistical analysis plan for the TRCA-301E trial also specified a comparison of the TRC101 and placebo groups for the time to the composite clinical endpoint of death (all-cause mortality), dialysis/kidney transplant (renal replacement therapy) or a ≥50% decline in estimated glomerular filtration rate, or eGFR, (taken together, DD50) over the combined (TRCA-301 and TRCA-301E) 52-week treatment period. Of the 124 subjects randomized to the TRC101 group, 5 (4.0%) subjects had a DD50 event. There were no deaths in the TRC101 group and one TRC101-treated subject initiated dialysis during the 52-week treatment period. Of the 93 subjects randomized to the placebo group, 10 (10.8%) subjects had a DD50 event, including four subjects who died and one who initiated dialysis during the 52-week treatment period. The time to DD50 was prolonged in the TRC101 group compared to the placebo group, with an annualized DD50 incidence rate, calculated as 100 times the number of events divided by the total person-years, of 4.2% in the TRC101 group vs 12.0% in the placebo group (p = 0.0224). The TRCA-301/TRCA-301E clinical trials were not designed or powered to assess all-cause mortality and/or the progression of CKD outcomes; they enrolled only 217 subjects and followed them over a one-year treatment period to support the long-term safety and efficacy profile of TRC101. Nevertheless, we observed a 65% reduction in the annualized event rate of the composite endpoint of all-cause mortality and/or the progression of CKD (DD50) in TRC101-treated subjects versus subjects in the placebo group.
The secondary endpoints of the TRCA-301E trial assessed the durability of effect of TRC101, both on blood bicarbonate levels and on measures of physical function, over the 52-week treatment period for those subjects who participated in the TRCA-301E trial. All were met with high statistical significance.
The durability of effect of TRC101 was assessed by comparing the changes in blood bicarbonate from baseline between TRC101 versus placebo subjects who completed the 52-week treatment period. Sixty-three percent of the 111 TRC101 subjects treated for 52 weeks exhibited an increase in blood bicarbonate level of at least 4 mEq/L or achieved a blood bicarbonate level in the normal range of 22 to 29 mEq/L, compared with 38% of the 74 placebo subjects who completed 52 weeks of treatment (p=0.0015). The least squares (LS) mean change in blood bicarbonate from baseline to end of treatment in the TRC101 group was 4.7 mEq/L, compared with 2.7 mEq/L in the placebo group (p=0.0002). We believe these results provided evidence of the long-term durability of blood bicarbonate effect of TRC101-treated group compared to placebo.
Measures of physical function were assessed through the self-reported responses to the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test. Improvement from baseline to end of treatment in the self-reported responses to the KDQOL Physical Functioning Survey was significantly greater in the TRC101 group (+11.4 points) compared to the placebo group (-0.7 points), with a between-group difference of 12.1 points in favor of TRC101 (p<0.0001). Improvement from baseline to end of treatment in physical function using the Repeated Chair Stand Test was also significantly greater in the TRC101 group (4.3 seconds faster) compared to the placebo group

(1.4 seconds faster), with a between-group difference of 2.9 seconds in favor of TRC101 (p<0.0001). The placebo-adjusted improvements in favor of TRC101-treated subjects in the two measures of physical function at Week 52 approximately doubled compared to the results at Week 12 observed in the parent trial, TRCA-301. We believe the results from the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test are consistent with each other and both indicate a clinically meaningful improvement in physical function and related aspects of quality of life for TRC101-treated subjects.
TRCA-101 Phase 1/2 Clinical Trial
In 2016, we completed our Phase 1/2 trial, TRCA-101, a 135-subject, double-blind, randomized, placebo-controlled trial of TRC101. In this trial, subjects received either placebo or one of four different dosing regimens of TRC101 for two weeks as shown in the diagram below:
TRCA-101 Phase 1/2 Clinical Trial
The subjects were Stage 3 or 4 CKD patients with blood bicarbonate levels at baseline between 12 and 20 mEq/L. The treatment groups were demographically well matched, and the mean blood bicarbonate levels at baseline ranged between 17.5 and 18.0 mEq/L across the treatment groups. Comorbid conditions of the subjects enrolled in TRCA-101 included 93% of patients with hypertension, 70% with type 2 diabetes, 29% with left ventricular hypertrophy and 21% with congestive heart failure. We conducted the trial at five in-patient clinical research units where the subjects were monitored for the duration of the 2-week treatment period. During the 16-day in-unit residence (including the 14-day treatment period), clinical trial subjects were given a diet controlled for protein, caloric content, anions, cations and fiber, in accordance with dietary recommendations for CKD patients. The potential renal acid load, or PRAL, value was calculated for the daily meal plans to ensure that the trial diet was neither acidic nor basic. Daily PRAL values averaged 0.8 mEq/day. Average protein intake during the trial was 0.7 g/kg/day.
The blood bicarbonate levels of subjects were measured on a daily basis. Statistically significant increases in blood bicarbonate levels were observed in all TRC101-treated groups within 24 to 72 hours of initiation of therapy. After 14 days of treatment, the mean increase in blood bicarbonate levels from baseline in each of the TRC101-treated groups was between 2.95 and 3.83 mEq/L, with a mean blood bicarbonate increase of 3.3 mEq/L in the combined TRC101 group. All of these results were highly statistically significant (p-value < 0.0001), as were the increases from baseline as compared to the placebo group, whose mean blood bicarbonate level decreased by 0.18 mEq/L. The blood bicarbonate levels of all subjects were measured up to four times during the 2-week off-treatment follow-up period. In the TRC101-treated groups, the mean levels had reverted to near baseline levels after two weeks off treatment.

TRC101 Significantly Increased Mean Blood Bicarbonate Throughout the
2-week Treatment Period, with Blood Bicarbonate Rapidly Returning
Toward Baseline After Treatment Discontinuation

End of Treatment
Mean Blood Bicarbonate, mEq/L
22
21
20
19
18
17
16
Baseline
Day 2
Day 3
Day 4
Day 5
Day 6
Day 7
Day 8
Day 9
Day 10
Day 11
Day 12
Day 13
Day 14
Day 15
Day 21
Day 28
Placebo (n=31)
1.5 g BID (n=25)
3 g BID (n=25)
6 g QD (n=28)
4.5 g BID (n=26)

In our Phase 1/2 trial, TRC101 was well-tolerated. All subjects completed treatment and remained in the trial through the applicable follow-up period. All treatment emergent adverse events, or TEAEs, were mild or moderate, and there were no serious adverse events. The most common TEAE was diarrhea which was reported by 20.2% of TRC101-treated subjects as compared to 12.9% of subjects in the placebo group. All cases of diarrhea were mild, self-limited, and none required treatment. There were no apparent effects of TRC101 on serum parameters, such as sodium, calcium, potassium, phosphate, magnesium, or low-density lipoprotein observed in the trial that would indicate off-target effects of TRC101. There were no apparent effects on vital signs, such as blood pressure, heart rate, respiratory rate or temperature, or body weight. The results of this trial were published in the Clinical Journal of the American Society of Nephrology (Bushinsky, et al., 2018).
Nonclinical Studies
We have conducted a range of nonclinical in vivo and in vitro studies to assess the mechanism of action, pharmacology, pharmacokinetics, and toxicology of TRC101.
Nonclinical in vitro and in vivo pharmacology studies demonstrated robust proton and chloride binding and retention by the TRC101 polyamine polymer resulting in removal of hydrochloric acid from the body. In vitro studies demonstrated that TRC101 can selectively bind and retain chloride under conditions that mimic the pH, transit times, and ionic content of various compartments of the GI tract. The marked binding capacity and selectivity for chloride observed with TRC101 in vitro translates into in vivo pharmacological effects. Removal of acid by TRC101 results in a dose-dependent increase in mean blood bicarbonate, as observed in rats with adenine-induced nephropathy and low blood bicarbonate. A significant increase in fecal chloride relative to controls suggests that TRC101 retained its functional integrity during transit through the rat GI tract. This study in an animal model of CKD illustrated the potential of TRC101 to correct depleted blood bicarbonate levels, the hallmark of metabolic acidosis.
Safety pharmacology assessments of the central nervous, respiratory, cardiovascular, and GI systems did not identify any TRC101-related adverse effects at oral doses up to 4 g/kg (central nervous system, respiratory) and up to 2 g/kg (GI) in rats and at 2 g/kg (cardiovascular) in dogs.
Lack of TRC101 absorption from the GI tract was demonstrated in both rats and dogs administered a single oral dose of radiolabeled [ 14 C]-TRC101. Because radioactivity was not observed in the plasma of either species, metabolism was not evaluated. The lack of absorption, in conjunction with the in vivo pharmacology study in rats, supports that TRC101 is not metabolized or degraded but maintains functional, and therefore, structural integrity during transit through the GI tract following oral administration. The results of the radiolabeled TRC101 absorption, distribution, metabolism, and excretion, or ADME, studies demonstrating a lack of oral bioavailability is consistent with the physicochemical properties of TRC101 (insolubility in aqueous and organic solvents, particle size averaging 100 micrometers in diameter, and particle stability).
Repeat-dose, GLP toxicology studies of up to 26 weeks duration in rats and 39 weeks duration in dogs demonstrated that TRC101 has a very low order of toxicity and was well tolerated. There were no effects on male or female reproductive organs and local GI tolerance was good. The no observed adverse effect level, or NOAEL, in both the rat and dog in the chronic toxicity studies was the highest dose of 2 g/kg/day; this dose of TRC101 is 13-fold higher than the highest proposed human dose of 9 g/day (0.15 g/kg/day based on a 60-kg patient). We also established that the polymer has no effect on the absorption of fat-soluble vitamins, such as A, D2, D3, and E. Reproductive toxicity studies indicate there are no adverse TRC101-related effects on maternal reproductive function or embryofetal development and no evidence of teratogenicity. TRC101 was not mutagenic or clastogenic when evaluated in genotoxicity studies. Given the non-absorbed nature of TRC101, we have been granted a waiver from FDA for fertility and early embryonic development (Segment I) and peri/postnatal development (Segment III) reproductive toxicity and carcinogenicity studies.
Drug-drug Interaction Studies
As part of our NDA filing, we will submit data evaluating the potential for drug-drug interactions, or DDIs, to occur with TRC101. TRC101 was designed to minimize DDIs. The size of the TRC101 particles prevents systemic absorption of the polymer from the GI tract; therefore, potential DDIs are confined to those that could occur in the GI tract (i.e., direct binding or indirect effects on bioavailability resulting from transient increases in gastric pH). In vitro studies have demonstrated that, as expected, given the charge and the size exclusion properties of TRC101, potential direct binding interactions are limited to small compounds (< 435 daltons) that are negatively charged under physiologic conditions. In our review of the structures of drugs commonly used in the CKD patient population, we observed that drugs with these characteristics are uncommon (approximately 10% of commonly used drugs in CKD patients). In our in vitro studies, the two drugs showing the most binding to TRC101 were aspirin and furosemide, both of which are small, negatively-charged and commonly used in the CKD patient population. We have tested aspirin and furosemide in vivo in human DDI studies conducted in healthy volunteers and these drugs showed a change in exposure of < 20% when co-administered with TRC101.
Because it is a hydrochloric acid binder, TRC101 can transiently increase gastric pH. The magnitude and duration of effect of TRC101 on gastric pH was measured continuously in vivo in healthy volunteers using a microelectrode pH probe. TRC101 increased gastric pH by approximately 3 pH units and approximately 1.5 pH units in the fasted and fed states, respectively. The increase in gastric pH was short-lived, with a peak within 1 hour after TRC101 dosing and a return to baseline after approximately 1.5 hours and approximately 3 hours under fasting and fed conditions, respectively. The effect on gastric pH following administration of TRC101 was similar in the presence and absence of a proton pump inhibitor (omeprazole). The bioavailability of orally administered drugs that are weak acids and weak bases can be affected by changes in gastric pH. Therefore, the clinical relevance of the transient increase in gastric pH caused by TRC101 was evaluated in vivo in human DDI studies conducted in healthy volunteers using three drugs with pH-dependent solubility: furosemide (weak acid), dabigatran (weak base) and warfarin (weak acid). These drugs showed a change in exposure of < 20% when co-administered with TRC101.
Based on the results of our DDI studies, we do not believe we need to recommend dosing separation for co-administered drugs with TRC101, either due to direct binding interactions or due to pH sensitivity. We believe it is reasonable to propose dosing instructions for TRC101 that do not include any dose separation recommendations for other oral medications. However, ultimate label instructions regarding co-administration of TRC101 with other oral medications will be subject to FDA review and approval.
TRC101 Regulatory Pathway and Confirmatory Postmarketing Trial, VALOR-CKD
Our Development of TRC101 Pursuant to the Accelerated Approval Program.
Based upon the success of the TRCA-101 Phase 1/2, TRCA-301 pivotal Phase 3 and TRCA-301E extension trials and discussions with the FDA, we plan to pursue approval of TRC101 through the Accelerated Approval Program. The FDA’s Accelerated Approval Program allows for drugs for serious conditions that address an unmet medical need to be approved based on a surrogate endpoint that is reasonably likely to predict clinical benefit.

Surrogate endpoints are used instead of clinical outcomes in some clinical trials. Surrogate endpoints are used when the clinical outcomes might take a very long time to study, or in cases where the clinical benefit of improving the surrogate endpoint, such as controlling blood pressure, is well understood. Clinical trials are needed to show that surrogate endpoints can be relied upon to predict, or correlate with, clinical benefit. Surrogate endpoints that have undergone this testing are called validated surrogate endpoints and those are accepted by the FDA as evidence of benefit.
Surrogate endpoints that the FDA determines are reasonably likely to predict clinical benefit may be used to support approval, in some cases, but are not yet validated. This is accomplished under the FDA’s Accelerated Approval Program, which is intended to provide patients with serious diseases more rapid access to promising therapies. Because such surrogate endpoints have not been validated, sponsors relying on them are generally required to verify the predicted clinical benefit of their products with confirmatory postmarketing clinical trials.
We believe that TRC101 is eligible for approval pursuant to the FDA’s Accelerated Approval Program based upon meeting the following three criteria:

•	Treatment of a Serious Condition: We believe that the progression of CKD to ESRD is a serious condition and the chronic treatment of metabolic acidosis may slow the progression of CKD.

•
Meaningful Advantage over Available Therapy: We believe that there is an unmet need for chronic therapies that slow progression to ESRD in CKD patients with metabolic acidosis. There are no FDA-approved chronic treatments for metabolic acidosis and there exists a large CKD patient population with metabolic acidosis.

•
Demonstrates an Effect on an Endpoint That Is Reasonably Likely to Predict Clinical Benefit: We believe that blood bicarbonate is an appropriate surrogate endpoint and that increasing blood bicarbonate is reasonably likely to predict slowing of progression of CKD.

Under the Accelerated Approval Program, we believe that our TRCA-301 Phase 3 trial will serve as the pivotal trial for our NDA submission for TRC101.
VALOR-CKD (also known as TRCA-303) Clinical Trial
As a condition of filing our NDA pursuant to the Accelerated Approval Program, we have committed to conduct our confirmatory postmarketing trial, VALOR-CKD, which is designed to demonstrate that TRC101 provides a clinical benefit (i.e., improves how the patient feels, functions or survives) in addition to increasing blood bicarbonate levels. The FDA has requested that the trial be completely enrolled, or nearly completely enrolled, prior to submission of our NDA. If we receive FDA approval for TRC101, but do not complete the postmarketing trial, or if the postmarketing trial fails to show a clinical benefit of TRC101 treatment, the FDA may revoke its approval of TRC101.
In the fourth quarter of 2018, we initiated the VALOR-CKD postmarketing trial to evaluate the efficacy and safety of TRC101 in delaying CKD progression in subjects with metabolic acidosis. The postmarketing trial is being conducted as a condition of filing our TRC101 NDA pursuant to the Accelerated Approval Program.
VALOR-CKD Postmarketing Clinical Trial
The protocol for the VALOR-CKD trial was designed in collaboration with a steering committee of international key opinion leaders in the fields of chronic kidney disease progression and metabolic acidosis and with input from the FDA. It is a multicenter, randomized, double-blind, placebo-controlled trial of subjects with Stage 3b or 4 CKD (eGFR of 20 to 40 mL/min/1.73m2) and metabolic acidosis (blood bicarbonate levels of 12 to 20 mEq/L). The eligibility criteria for the VALOR-CKD trial are similar to those used in our pivotal Phase 3 trial, TRCA-301. Based on observations from the TRCA-301 trial, we have strengthened the screening requirements in the VALOR-CKD trial to enable enrollment of subjects with confirmed metabolic acidosis at baseline. Subjects will be treated with TRC101 (3, 6 or 9 g QD) or placebo, with titration to attempt to maintain blood bicarbonate in the normal range (22 to 29 mEq/L); we have removed the requirement for dose down-titration for subjects with blood bicarbonate ≥ 27 mEq/L and ≤ 30 mEq/L that was stipulated in the TRCA-301 trial, as we believe that down-titration is no longer needed to avoid sustained blood bicarbonate levels above the normal range.
The primary endpoint of the VALOR-CKD trial compares the time to first renal event, with a renal event defined as a ≥ 40% reduction in eGFR, progressing to ESRD, or renal death, in TRC101-treated subjects versus subjects in the placebo group. Subjects will be followed in the trial until the independent blinded Clinical Endpoint Committee has positively adjudicated the targeted number of primary endpoint events, which we estimate will be approximately four years following full enrollment. Based on the magnitude of the increase in blood bicarbonate observed in our pivotal Phase 3 trial, TRCA-301, and the inverse relationship between blood bicarbonate and risk of renal events described by the Predictive MA Model, we have determined that randomizing 1,600 subjects to TRC101 or placebo in a 1:1 ratio will result in 90% power to show a 30% to 35% reduction in renal events in the VALOR-CKD trial.
The VALOR-CKD protocol specifies that an interim analysis may be performed when at least half the planned number of primary endpoint events have occurred. At such time, the trial may be stopped early for efficacy, the sample size may be increased, or the trial may continue without changes. We estimate that the interim analysis may occur when all patients have been on treatment for approximately two to three years.
The FDA has requested that the VALOR-CKD trial should be completely enrolled, or nearly completely enrolled, prior to submission of our NDA for TRC101.
Commercial Opportunity and Commercialization Plan
The commercial opportunity for TRC101, as potentially the first and only FDA-approved therapy for the chronic treatment of CKD patients with metabolic acidosis is rooted in its distinctive value proposition. TRC101 has the potential for disease modification by slowing the progression of CKD by treating metabolic acidosis.
CKD patients suffering from metabolic acidosis frequently present with diabetes, hypertension, and cardiovascular disease leading to progressive kidney disease. These patients are managed by multiple physician specialties and are generally referred to a nephrologist as their kidney disease progresses to Stage 3 or 4. Nephrologists have few treatment options beyond renin-angiotensin-aldosterone system, or RAAS, inhibitors to slow the progression of CKD and typically manage common symptoms and complications of kidney disease, such as hyperkalemia, hyperphosphatemia and anemia.
We have identified nephrologist-treated CKD patients with metabolic acidosis as our initial target patient population for TRC101, if approved. We estimate that metabolic acidosis affects 3 million of the approximately 22 million CKD patients in the United States, but that only 35% of those patients are currently diagnosed. Of those CKD patients that are diagnosed with metabolic acidosis, we believe that approximately 50%, or 600,000, are treated by a nephrologist. We plan to initially commercialize TRC101 in the United States with a specialty sales force of approximately 80 to 100 individuals focused on the highest prescribing subset of the approximately 9,000 practicing nephrologists who we believe are currently treating our target patient population.
We estimate that approximately 90% of patients with Stage 3 to 5 CKD have one or more sodium sensitive comorbidities. Therefore, we believe that approximately 10% of our 600,000 patient target population are candidates for oral alkali supplementation. The remaining 540,000 patients with metabolic acidosis are the initial target population for TRC101.
Our pre-launch activities are focused on physician education and ensuring optimal market access. We have initiated a campaign to deliver comprehensive disease awareness and education to nephrology specialists. These disease education efforts will communicate the existing evidence that increasing blood bicarbonate in CKD patients with metabolic acidosis slows the progression of CKD and reduces kidney failure events. We believe the broad understanding of this evidence will help to establish and increase the urgency to treat patients with TRC101 and support our rapid launch uptake following FDA approval, if achieved. As part of our disease awareness and education activities, we have developed and launched a mobile app, Neph+, educational videos and two nephrology-oriented websites, NephPlus.com and MetabolicAcidosisInsights.com, to provide ready access to the Neph+ app and to expand awareness of the complications of metabolic acidosis in CKD patients, including the link between metabolic acidosis and the progression of CKD. Over time, due to the disease modification potential of TRC101, we intend to address the broader CKD patient population who receive care from cardiologists, endocrinologists, diabetologists and a subset of primary care physicians, either on our own or with a partner.

In late 2018, we completed a retrospective health economic study of pre-dialysis patients with Stage 3 to 5 CKD which showed that the presence of metabolic acidosis in these patients was associated with significantly higher patient costs independent of CKD stage, sex, age, diabetes, hypertension, and occurrence of a renal outcome event defined as death, chronic dialysis, renal transplant, or an eGFR decline ≥ 40%. The study queried electronic health records, or EHR, from a national de-identified electronic medical record dataset from 2007 to 2017 to identify non-dialysis patients with Stage 3 to 5 CKD and that were followed for 2 years for the renal outcome event. The results of the analyses from 10,725 persons less than 65 years of age showed a mean total per patient per year healthcare cost of approximately $90 thousand for patients with metabolic acidosis versus approximately $53 thousand for patients with a 4 mEq/L higher blood bicarbonate level, resulting in an estimated per patient per year healthcare cost savings of approximately $37 thousand. The study also showed that metabolic acidosis was a strong independent predictor of costs at each CKD stage. Due to the absence of an FDA-approved product for metabolic acidosis, we cannot model a treated versus untreated population for this health economic study. Rather we relied on matching similar patient populations, one with metabolic acidosis and one with 4 mEq/L higher blood bicarbonate level, based on the assumption that the population with 4 mEq/L higher blood bicarbonate level accurately mimics a treated population.
We presented information about the design and results of our health economic study to 15 payers covering over 200 million patient lives and also shared with them our TRCA-301 trial data. Health insurers surveyed have indicated their perception of the likelihood of TRC101 coverage is influenced by the following potential attributes of TRC101: first in class treatment, disease modifying, safe and efficacious and significant direct healthcare cost savings. Based on the payers’ responses, we believe that the pricing for TRC101 can be supported above the current pricing for other polymer therapeutics marketed for treating conditions related to kidney disease, but which are not disease modifying. Notably, we estimate that approximately 25% to 30% of our target patient population is commercially-insured and may be eligible for co-pay assistance programs to help them access TRC101.
To address markets outside of the United States, we plan to seek one or more partners with international sales expertise who can sell TRC101 in target markets. We anticipate that in certain markets additional clinical trials of TRC101 may be required to obtain regulatory approval and/or ensure market access.
Manufacturing
TRC101 drug substance is a room-temperature stable, free flowing powder, composed of low-swelling, polymeric beads, approximately 100 micrometers in diameter. As a non-absorbed polymeric drug, TRC101 is designed to be insoluble in all solvents, including water, and is characterized by its desired function, including high binding capacity and selectivity, physical properties, such as minimal swelling, and impurities. Characterization of isolated intermediates and careful control of each step of the process, such as rate and amount of incorporation of starting materials, define the structure of the polymer. Because the process to manufacture TRC101 fundamentally defines the key polymer attributes for safety and efficacy, the same process that was originally developed by us during the discovery and early development phase, is still closely followed at larger scales.
TRC101 is manufactured using an efficient, scalable, two-step process. This two-step approach enables, in step one, the preparation of a crosslinked polymer having a high binding capacity, and in step two, further crosslinking for low swelling and selectivity for hydrochloric acid.
The resulting TRC101 drug substance is converted into drug product by filling it into sachets without the addition of excipients. TRC101 drug product is stored at room temperature. Ongoing stability studies demonstrate that TRC101 is stable at room temperature for at least 12 months, and we are conducting registration stability studies that we anticipate will enable us to indicate on our label, if approved, that TRC101 is stable at room temperature for up to 24 months.
We contract with third-party service providers to manufacture TRC101 drug substance, TRC101 drug product and to perform analytical testing services. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We developed the process to manufacture TRC101 drug substance in-house and have successfully transferred it to three manufacturers. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as TRC101. We currently rely on Patheon Austria GmbH & Co KG, or Patheon, as our sole supplier for drug substance manufacturing and we have two suppliers for drug product manufacturing. We intend to initially commercialize with a single supplier for drug substance and a single supplier for drug product. Nevertheless, we plan to establish a diverse and volume-appropriate portfolio of third-party manufacturers to reduce our dependency on single suppliers for drug substance and drug product in the future. We plan to continue to rely upon contract manufacturers and commercial suppliers of raw materials for the commercial manufacture of TRC101 if it is approved by regulatory authorities.
In May 2018, we entered into a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the Patheon Agreement, with Patheon. Pursuant to the Patheon Agreement, Patheon has agreed to manufacture and supply to us, and we have agreed to purchase from Patheon, on a project basis, TRC101 drug substance in amounts necessary to satisfy our currently projected demand for our confirmatory postmarketing trial, VALOR-CKD, manufacturing process validation to satisfy FDA requirements, and the initial commercial supply for our TRC101 launch, assuming approval, through at least 2020. The Patheon Agreement has an initial term of three years or such time as there has been a period of 12 months without any statement of work outstanding absent earlier termination. Thereafter, the Patheon Agreement will continue for consecutive one-year renewal terms unless terminated earlier. Either party may terminate the Patheon Agreement after the initial term, at any time, by providing the other party at least three months written notice of termination prior to the end of the then current term. Either party may terminate the Patheon Agreement for the other party’s material breach or bankruptcy.
We have completed manufacturing of TRC101 drug substance for our ongoing registration stability studies. TRC101 drug product registration stability studies began in mid-2018 and are scheduled to be completed in mid-2019. Ongoing TRC101 drug substance and drug product manufacturing campaigns have produced the initial quantities to support the anticipated demand for the first 12 months of our confirmatory postmarketing trial, VALOR-CKD.
Manufacturing commercial quantities of TRC101 will require larger scale production than we have been using to produce TRC101 for use in our clinical trials. We believe that our current production methods can be scaled to meet our anticipated commercial needs without introducing changes to key TRC101 properties, including binding capacity, selectivity for hydrochloric acid and non-absorption. We use acid binding, competitive anion binding and particle size measurement assays to confirm these properties. The scale of the first step in our drug substance manufacturing process, step one, is being increased to approximately 640 kg, and the scale of the second step in our drug substance manufacturing process, step two, is being increased to approximately 700 kg.
Our third-party service providers, their facilities and the TRC101 used in our clinical trials or for commercial sale are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and packaging containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The facilities manufacturing and testing our products must meet cGMP requirements and satisfy FDA or other authorities before any product is approved and before we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of TRC101 to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of TRC101. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
Summaries of Key Prospective Studies
In multiple prospective studies it has been observed that increasing blood bicarbonate results in improved renal outcomes in CKD patients. In particular, four prospective studies (Garneata et al., 2016, de Brito-Ashurst et al., 2009; Phisitkul et al., 2010, Dubey et al., 2018) ranging from 6 months to 2 years in duration, demonstrated slowing of CKD progression following an increase in blood bicarbonate in patients with Stage 3 to 5 CKD and metabolic acidosis. Clinical observations included fewer cases of rapid kidney function decline, and fewer patients who developed ESRD requiring dialysis in CKD patients who received interventional therapy in order to increase their blood bicarbonate.
The following are summaries of these four prospective studies:

Prospective Study #1: Ketoanalogue-Supplemented Vegetarian Very Low-Protein Diet and CKD Progression, Garneata et al., 2016
In this single-center, open-label, prospective, parallel-group study, 207 CKD patients with metabolic acidosis were studied for 15 months. One hundred four (104) patients were randomized to receive a vegetarian, ketoanalogue-supplemented very low protein diet (0.3 g/kg/day; N = 104) and the remaining 103 patients served as the control group and received a typical low protein diet (0.6 g/kg/day; N = 103). The patient population had a baseline average eGFR of approximately 18 mL/min/1.73m2 and an average blood bicarbonate of approximately 16.7 mEq/L. Patients with hypertension (BP ≥ 145/85 mmHg), diabetes, or heart failure were not allowed to enroll in the trial; only 14% of the screened patients met all the eligibility criteria and agreed to adhere to the dietary requirements and could, therefore, be randomized in this study.
At the end of the 15-month treatment period, blood bicarbonate levels in the treated patients increased by 6.8 mEq/L compared to the control group; these results were clinically meaningful and statistically significant (p < 0.01).
Kidney function decline over the treatment period was significantly slower (-4.2 mL/min/1.73 m2; p < 0.01) in the patients on the very low protein diet compared to controls. Patients treated with the very low protein diet were also significantly less likely (p < 0.001) than control patients to meet the primary endpoint of renal replacement therapy or a decrease in eGFR of > 50% (13% vs 42%) over the 15-month treatment period.
Garneata: A Lower Percentage of Patients on VLPD Experienced > 50% Reduction of Initial eGFR or Renal Replacement Therapy
Garneata et al. JASN 2016;27:2164-2176
©2016 by American Society of Nephrology. Reprinted with permission.
Prospective Study #2: Bicarbonate Supplementation Slows Progression of CKD and Improves Nutritional Status, de Brito-Ashurst et al., 2009
In this single-center, open-label, prospective, parallel-group study, 134 CKD patients with mild metabolic acidosis were randomized to intervention with oral sodium bicarbonate or standard of care with no intervention (67 patients in each group) for 2 years. The patient population had a baseline average eGFR of approximately 20 mL/min/1.73 m2 and an average blood bicarbonate of approximately 20 mEq/L. Patients with poorly controlled hypertension or overt congestive heart failure were not allowed to enroll in the trial.

At the end of the 2-year study, blood bicarbonate levels in the treated patients increased by approximately 4 mEq/L compared to the control group; these results were clinically meaningful and statistically significant (p < 0.001).
Kidney function decline over the 2-year treatment period was significantly slower (-4.0 mL/min/1.73 m2; p < 0.0001) in the sodium bicarbonate treated patients compared to controls. Patients who received treatment for their metabolic acidosis were also significantly less likely than untreated patients to experience rapid progression of kidney failure (9% vs 45%; p < 0.0001) or to develop ESRD (6.5% vs 33%; p < 0.001) over the 2-year treatment period.
de Brito-Ashurst: Kaplan-Meier Analysis to Assess the Probability of Reaching ESRD Between Oral Alkali Supplement Intervention and Control

Intervention
Control
Dialysis free survival
1.00
0.75
0.50
0.25
0.00
0
6
12
18
24
Months follow up

de Brito-Ashurst et al. JASN 2009;20:2075-2084
©2009 by American Society of Nephrology. Reprinted with permission.
Prospective Study #3: Amelioration of Metabolic Acidosis in Patients with Low GFR Reduced Kidney Endothelin Production and Kidney Injury, and Better Preserved GFR, Phisitkul et al., 2010
In this single-center, open-label, prospective, parallel-group study, 59 patients with hypertensive nephropathy and mild metabolic acidosis were studied. Thirty patients were treated with oral sodium citrate for 2 years, and the remaining 29 patients, who were unable or unwilling to take sodium citrate, served as controls. The patient population had a baseline average eGFR of approximately 32.5 mL/min/1.73 m2 and an average blood bicarbonate of approximately 20.5 mEq/L. Patients with diabetes, heart failure or edema were not allowed to enroll in the trial, and blood pressure was controlled to recommended levels in all patients prior to and during the treatment period.
At the end of the 2-year study, blood bicarbonate levels in the treated patients increased by 4.2 mEq/L compared to the control group; these results were clinically meaningful and statistically significant (p < 0.0001). Kidney function decline over the 2-year treatment period was 4.4 mL/min/1.73 m2 slower in the sodium citrate treated patients compared to controls, but the difference between groups in eGFR at the end of this small study did not reach statistical significance (p = 0.066).
Prospective Study #4: Correction of Metabolic Acidosis Improves Muscle Mass and Renal Function in Chronic Kidney Disease Stages 3 and 4: a Randomized Controlled Trial, Dubey et al., 2018
In a recent prospective, randomized, single-center, open-label study, the clinical benefits of oral sodium bicarbonate supplementation were demonstrated after only a 6-month treatment period. This trial enrolled 188 patients with Stage 3 to 4 CKD and metabolic acidosis with baseline mean eGFR approximately 30 mL/min/1.73 m2 and mean blood bicarbonate approximately 18 mEq/L. Patients with decompensated heart failure, morbid obesity or decompensated chronic liver disease were excluded from the study. Patients received standard of care plus oral sodium bicarbonate at a dose to achieve a blood bicarbonate level between 24 and 26 mEq/L (mean dose approximately 2.3 g/day; N = 94;) or standard of care only (N = 94).
After 6-months of treatment, mean blood bicarbonate increased significantly (5.4 mEq/L) in treated patients but decreased (-0.3 mEq/L) in untreated patients. The sodium bicarbonate-treated group had an increase in eGFR of 2.4 mL/min/1.73 m2, while eGFR in the control group decreased by -2.3 mL/min/1.73 m2. A rapid decline in eGFR (defined as >3 mL/min/1.73 m2) was observed in 41.5% of the control patients vs. 20.2% of the sodium bicarbonate-treated patients (p = 0.001). Furthermore, the intervention group showed significantly increased lean body mass index and mid-arm muscle circumference compared to the control group.
The study authors noted that the clinical benefits achieved with oral sodium bicarbonate treatment in this study came at a significant health cost. Overall, adverse effects were significantly higher in the sodium bicarbonate group than the control group. Treatment was associated with increasing edema and worsening hypertension requiring diuretics beginning within two months of initiation of sodium bicarbonate. 35.1% of patients in the intervention group had a significantly increased requirement for diuretics versus 18.1% of patients in the control group (p = 0.008).
Dubey: Adverse Effect Profile

Characteristics	Control Group	Sodium Bicarbonate Group	P-value
Overall adverse effects(a), n (%)	39 (41.4)	73 (77.7)	0.01
Gastrointestinal, n (%)	0	11 (11.7)	—
Worsening hypertension, n (%)	21 (22.3)	33 (35.1)	0.13
Worsening edema, n (%)	15 (16)	27 (28.7)	0.09
Increased requirement for diuretics, n (%)	17 (18.1)	33 (35.1)	0.008
Acute kidney injury, n (%)	3 (3.2)	2 (2.1)	0.65
Hospitalizations, n (%)	3 (3.2)	2 (2.1)	0.65
Progression to ESRD, n	—	—	—
Death, n	1	1	1
________________
(a)    Excluding an increase in diuretic prescriptions and hospitalizations (all hospitalizations were because of acute kidney injury, AKI).
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
TRC101 was discovered by us utilizing our proprietary technology. We have filed several non-provisional and provisional patent applications, all owned by us, relating to TRC101 in the United States, certain foreign countries, and the World Intellectual Property Organization that are directed to compositions-of-matter, dosage unit forms, methods-of-treatment, medical use, and methods of manufacture.
Our patent portfolio, which is solely owned by us, includes two issued U.S. composition of matter patents (U.S. Patent No. 9,205,107B2 and No. 9,925,214B2), an issued U.S. method of treatment patent (U.S. Patent No. 9,993,500B2), an issued European medical use patent (EP3 003 327B1); and an issued Japanese medical use patent (JP6,453,860) each of these patents is expected to expire in 2034, excluding any additional term resulting from patent term extension if the appropriate maintenance fees are paid. In addition, we expect that U.S., European and Japanese patents and the patent applications in this portfolio, if issued, would expire between 2034 and 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently-issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984, or the Hatch-Waxman Act. In the European Union member countries, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.
In other jurisdictions (currently, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Mexico, Republic of Korea, and Russia), the term and patent applications relating to TRC101, including composition of matter and various other patents, including dosage unit form, method-of-treatment, medical use and method of manufacture patents, where applicable, are expected to expire between 2034 and 2038, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of TRC101 is obtained in those countries.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the USPTO delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us.
Research and Development
We are conducting clinical trials and other development activities to support submission of our NDA for TRC101 and manufacturing of commercial supply of TRC101. We invested $85.6 million, $35.9 million and $21.8 million in research and development for the years ended December 31, 2018, 2017 and 2016, respectively.
Competition
Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience, commercialization expertise and scientific knowledge provide us with competitive advantages, we may face competition from large pharmaceutical and biotechnology companies, smaller pharmaceutical and biotechnology companies, specialty pharmaceutical companies, academic institutions, government agencies and research institutions and others.
Many of our competitors may have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if competitors develop or market products or other novel technologies that are more effective, safer or less costly than TRC101, or they may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.
There are no therapies approved by the FDA for the chronic treatment of metabolic acidosis, and we are not aware of any active clinical development programs other than ours for a treatment in the United States. The FDA has approved generic intravenous sodium bicarbonate solutions for the treatment of acute metabolic acidosis which may occur in severe renal disease, uncontrolled diabetes, and certain other disorders accompanied by a significant loss of bicarbonate; however, those therapies are used for short-term hospital-based treatments and are not used in clinical practice to treat metabolic acidosis. Metabolic acidosis in CKD patients is currently most commonly treated using oral alkali supplementations, such as sodium bicarbonate, sodium citrate or, less frequently, potassium citrate. These treatments have not been approved by the FDA for the treatment of metabolic acidosis.
Government Regulation
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, postmarketing monitoring and reporting, and import and export of drug products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
FDA Approval Process
In the United States, the Food and Drug Administration, or FDA, regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and implementing regulations. These laws and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, postmarketing monitoring and reporting, sampling, and import and export of drug products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending regulatory applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
The process required by the FDA before a drug may be marketed in the United States generally includes the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a New Drug Application, or NDA, for a new product;

•
satisfactory completion of an FDA inspection, if conducted, of the facility or facilities where the product candidate is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug product candidate’s identity, strength, quality, purity, and potency;

•	potential FDA inspection of the nonclinical and clinical trial sites;

•	potential FDA inspection of us and vendors involved in the generation of the data in support of the NDA; and

•	FDA review and approval of the NDA.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND.
Nonclinical tests include laboratory evaluation of the product candidate’s chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLP. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product candidate’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational product to healthy volunteers or subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an ethics committee/institutional review board, or IRB, for approval. An ethics committee/IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the ethics committee/IRB’s requirements, or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects are being exposed to an unacceptable health risk.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the product candidate is usually into healthy human subjects, and the product candidate is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the product candidate for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the product candidate and to provide adequate information for the labeling of the product candidate. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate. A single Phase 3 trial may be sufficient in certain circumstances.
A drug product candidate being studied in clinical trials may be made available for treatment of individual patients, in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.
During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new product candidate.
Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf life. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to annual prescription drug program fees. These fees are typically increased annually. On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA, which reauthorizes the various user fees to facilitate the FDA’s product review and oversight.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information and the resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review product candidates are reviewed within ten months of the date the FDA files the NDA; most applications for priority review product candidates are reviewed within six months of the date the FDA files the NDA. Priority review can be applied to a product candidate that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. This late-submitted information is typically requested by FDA.
Among other things, the FDA reviews an NDA to determine whether the product is safe and effective for its intended use and whether the product candidate is being manufactured in accordance with cGMP. The FDA may also refer applications for novel product candidates, or product candidates that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA may inspect the facility or the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To assure GCP and cGMP compliance, an applicant must incur significant expenditures of time, money and effort in the areas of training, record keeping, production, and quality control.
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive. The FDA may disagree with our trial design or interpret data from nonclinical studies and clinical trials differently than we interpret the same data. If the agency decides not to approve the NDA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug in the United States with specific prescribing information for specific indications.
Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require confirmatory postmarketing trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Foreign Clinical Studies to Support an IND or NDA
The FDA will accept as support for an IND or NDA a well-designed, well-conducted, non-IND foreign clinical trial if it was conducted in accordance with GCP and the FDA is able to validate the data from the trial through an on-site inspection, if necessary. A sponsor or applicant who wishes to rely on a non-IND foreign clinical trial must submit supporting information to the FDA to demonstrate that the trial conformed to GCP.
Regulatory applications based solely on foreign clinical data meeting these criteria may be approved if the foreign data are applicable to the U.S. population and U.S. medical practice, the trials have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on-site inspection or other appropriate means. Failure of an application to meet any of these criteria may result in the application not being approvable based on the foreign data alone.
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Expedited Development and Review Programs
The FDA has various programs, including Fast Track Designation, Priority Review Designation, Accelerated Approval Program and Breakthrough Therapy Designation, which are intended to expedite or simplify the process for reviewing product candidates. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, product candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track Designation is a process designed to facilitate the development and expedite the review of product candidates to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority Review Designation is designed to give a product candidate that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness, an initial review within six months as compared to a standard review time of within ten months of the date the FDA files the NDA.
Although Fast Track Designation and Priority Review Designation do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track Designation product candidate and expedite review of the application for a Priority Review Designation product candidate.
In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, the U.S. Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of product candidates under the Accelerated Approval Program. The law required the FDA to issue related guidance and also promulgate confirming regulatory changes. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions-Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

In addition to the Fast Track Designation and Priority Review Designation Programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy Designation, established by FDASIA to subject a new category of product candidates to expedited approval. A sponsor may seek Breakthrough Therapy Designation of a product candidate if the product candidate is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A request for Breakthrough Therapy Designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the End-of-Phase 2 meeting.
Accelerated Approval Program
Under the accelerated approval provisions of the FFDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product for a serious or life-threatening disease or condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Products approved under the Accelerated Approval Program must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
The Accelerated Approval Program is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, while the effect on the surrogate endpoint occurs more rapidly. The FDA will not grant approval under the Accelerated Approval Program to products that meet standards for traditional approval.
The evidence to support the determination that an endpoint is reasonably likely to predict clinical benefit may include epidemiological, pathophysiological, therapeutic, pharmacologic, or other evidence developed using biomarkers, for example, or other scientific methods or tools. The FDA considers all relevant evidence and may consult external experts, as needed. Important factors for the agency’s consideration include the disease process and the relationship between the drug’s effect and the disease process.
Approval under the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that any confirmatory postmarketing trial be initiated or substantially underway prior to the submission of an application under the Accelerated Approval Program. And, if such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. The FDA may also withdraw the approval if other evidence demonstrates that the product is not safe or effective. All promotional materials for product candidates approved under the Accelerated Approval Program are subject to prior review by the FDA. The FDA has issued labeling instructions specific to the program. For example, if a drug is approved based on a surrogate endpoint under the program, its labeling should include a succinct description of the limitations of usefulness of the drug and any uncertainty about anticipated clinical benefits. False or misleading promotional materials may also lead to expedited withdrawal of approval.
Patent Term Restoration and Marketing Exclusivity
After approval, owners of relevant drug patents may apply for up to a five-year patent extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch- Waxman Act. The allowable patent term extension is calculated as half of the product’s testing phase-the time between IND and NDA submission-and all of the review phase-the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.
For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the product candidate covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a product candidate for which an NDA has not been submitted.

Market exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications. The FFDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A product candidate is a new chemical entity if the FDA has not previously approved any other new product candidate containing the same active moiety, which is the molecule or ion responsible for the action of the product candidate substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Postmarketing Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs.
TRC101, which will be manufactured or distributed by us or our collaborators pursuant to FDA approvals, is subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences associated with the product;

•	providing the FDA with updated safety and efficacy information;

•	therapeutic sampling and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;

•	registration and listing requirements; and

•
complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Manufacturers, their subcontractors, and other entities involved in the manufacture and distribution of TRC101, if approved, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP, including data integrity requirements, and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with ongoing regulatory requirements, including cGMP, which impose extensive procedural, substantive and record-keeping requirements upon us and third-party manufacturers engaged by us if TRC101 is approved. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizures of products, injunctive actions or other civil penalties.
In addition, drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate product.
New Legislation and Regulations
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and TRC101. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.
Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the PPACA , to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA (discussed below).
The federal false claims and civil monetary penalty laws, including the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the PPACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Additionally, to the extent that TRC101 may in the future be sold in a foreign country, we may be subject to similar foreign laws.
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.
We expect that TRC101, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, TRC101 may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price.
Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.
Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of TRC101, if approved. In the United States and in foreign markets, sales of TRC101, if and when we receive regulatory approval for commercial sale, will depend, in part, on the extent to which third-party payers provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payers include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payers are critical to new product acceptance.
Our ability to commercialize TRC101 successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a therapeutic is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
We cannot be sure that reimbursement will be available for TRC101 and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the indications for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, TRC101, if approved.
Third-party payers are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for TRC101 may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of TRC101, in addition to the costs required to obtain FDA approvals. TRC101 may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical and cost-effectiveness data for the use of TRC101 on a payer-by-payer basis, with no assurance that coverage and adequate reimbursement will be obtained. A payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to TRC101 in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize TRC101.
Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross- border imports from low-priced markets exert a commercial pressure on pricing within a country.
The marketability of TRC101, if approved, for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
For example, the PPACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the PPACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must currently agree to offer 50%, which will change to 70% starting in 2019, point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Discount Program;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•	requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

•
establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	a licensure framework for follow on biologic products.
There have been legal and judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Furthermore, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. The newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on nonexempt medical devices. Further, the Bipartisan Budget Act of 2018 among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation that would alter other aspects of the PPACA.
On December 14, 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid, though the court declined to issue a preliminary injunction with respect to the PPACA. The court subsequently stayed its ruling on December 31, 2018, pending the outcome of appeals. The court’s ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On March 25, 2019, the DOJ stated in a legal filing with the Fifth Circuit that the district court’s ruling that the PPACA was invalid should be upheld. It remains unclear whether the district court’s ruling will be upheld by appellate courts.
We anticipate that the PPACA, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for TRC101, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize TRC101. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17, which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed certain thresholds over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase. Effective in 2016, Vermont passed a law requiring certain manufacturer identified by the state to justify their price increases.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, and to devise and maintain an adequate system of internal accounting controls for international operations.
Additional Regulation
In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

European Union / Rest of World Government Regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any future commercial sales and distribution of TRC101. Whether or not we obtain FDA approval to market TRC101, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing of the products in those countries.
Even if a product obtains FDA marketing approval, most foreign jurisdiction require that the investigational product undergo national requirements related to clinical trials and authorization processes, similar to those in the United States. With respect to clinical trials, certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, for example, before starting a clinical trial, a valid request for authorization must be submitted by the sponsor to the competent authority of the EU Member State(s) in which the sponsor plans to conduct the clinical trial, as well as to independent Ethics Committee(s). A clinical trial may commence only once the relevant Ethics Committee(s) has (have) issued a favorable opinion and the competent authority of the EU Member State(s) concerned has (have) not informed the sponsor of any grounds for non-acceptance. Failure to comply with the EU requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the European Union (or used for marketing authorization application in the European Union) must be conducted in accordance with applicable laws, GCP and GMP rules, International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines and be consistent with ethical principles. EU Member State inspections are regularly conducted to verify the sponsor’s compliance with applicable rules. The sponsor is required to record and report to the relevant national competent authorities (and to the Ethics Committee) information about suspected serious unexpected adverse reactions.
The authorization of a clinical trial may be suspended or revoked by EU Member States in their territory if the conditions in the request for an authorization are no longer met, or if an EU Member State has information raising doubts about the safety or scientific validity of the clinical trial. Various penalties exist in EU Member States for non-compliance with the clinical trial rules and related requirements, for example with respect to data protection and privacy. If we or our potential collaborators fail to comply with applicable EU regulatory requirements, we may also be subject to damage compensation and civil and criminal liability. The way clinical trials are conducted in the European Union will undergo a major change when the new EU Clinical Trial Regulation (Regulation 536/2014) comes into application in 2019.
As in the United States, no medicinal product may be placed on the EU market unless a marketing authorization has been issued. Medicinal products may be authorized in different ways in the EU, depending on certain criteria: the national authorization procedure (i.e., via the EU Member States’ national authorization procedure, which later allows for application via the mutual-recognition procedure), the centralized authorization procedure (i.e., at EU level), or the decentralized authorization procedure (i.e., authorization of a product that is not yet authorized in the EU, which can simultaneously be authorized in several EU Member States). Products submitted for approval via the national procedure must follow the national authorization procedures, which vary from Member State to Member State. Products submitted for approval via the centralized procedure (only available for certain products and indications) are assessed by the Committee for Medicinal Products for Human Use, or CHMP, a committee within the European Medicines Agency, or EMA. The CHMP assesses, inter alia, whether a medicine meets the necessary quality, safety and efficacy requirements and whether it has a positive risk-benefit balance. Products submitted for approval via the decentralized procedure, as for the mutual-recognition procedure, must first undergo an assessment performed by one Member State, or reference Member State, which another Member State may approve.
Various penalties and sanctions exist in different EU Member States for non-compliance with the EU marketing authorization procedure. In addition, for centrally authorized products the European Commission may also impose financial penalties on the holders of marketing authorizations if they fail to comply with certain obligations in connection with the authorizations as well as pharmacovigilance rules. If we or our potential collaborators fail to comply with applicable EU or other foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Coverage and reimbursement status of TRC101, if approved, are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. Also, at EU Member State level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals, or HCPs.
We are subject to European data protection laws, including the new EU General Data Protection Regulation 2016/679, or GDPR. The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious breaches of up to 4% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). The Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary from country to country.
Employees
As of December 31, 2018, we had 76 full-time employees. Of these employees, 54 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated under the laws of the state of Delaware on May 22, 2013 and were granted certification of qualification in the state of California on August 5, 2013. Our principal offices are located at 7000 Shoreline Court, Suite 201, South San Francisco, California. Our telephone number is (415) 429-7800. Our website address is tricida.com. The information in, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains, reports, proxy and information statements and other information regarding our filings at sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. "Financial Statements," as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We are a pharmaceutical company focused on the development and commercialization of our product candidate, TRC101, a non-absorbed, orally-dosed polymer designed as a potential treatment for metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred significant losses in each year since our inception in 2013. Our net losses were $102.8 million for the year ended December 31, 2018, $41.3 million for the year ended December 31, 2017 and $28.7 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $192.2 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate TRC101. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, TRC101, prepare for potential commercialization of TRC101 and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts of TRC101.
We are currently advancing TRC101 through clinical development. As of December 31, 2018, we had working capital of $229.5 million and cash, cash equivalents and investments of $243.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of TRC101 and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of TRC101.
We believe that our existing cash, cash equivalents and investments of $243.4 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for TRC101 and any future product candidates that we develop, in-license or acquire;

•	our ability to obtain approval for TRC101 under the Accelerated Approval Program;

•	the costs of confirmatory postmarketing studies or trials for TRC101 that could be required by regulatory agencies or that we might otherwise choose to conduct;

•	the costs of obtaining commercial supplies of TRC101;

•	our ability to successfully commercialize TRC101;

•	the manufacturing, selling and marketing costs associated with TRC101, including the cost and timing of expanding our sales and marketing capabilities;

•	the timing and costs related to the optimization and scale-up of our manufacturing processes for TRC101 and commercial supply of TRC101;

•	the amount of sales and other revenue from TRC101, including the sales price and the availability of adequate third-party reimbursement;

•	the timing, receipt and amount of sales of, or royalties on, TRC101, if any;

•	the costs of operating as a public company;

•	the costs associated with any product recall that could occur;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the cash requirements of any future acquisitions or discovery of future product candidates, if any;

•
the progress, timing, scope and costs of our nonclinical and clinical studies and trials, including the ability to enroll patients in a timely manner for our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), or potential future clinical trials;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation.

We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Our current Term Loan contains negative covenants that restrict our ability to obtain additional debt financing. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Although we have been successful in obtaining financing through the issuance of our equity securities and debt financing, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and commercialization of TRC101, if approved, and other business activities, we could be forced to significantly delay, scale back or abandon one or more clinical development programs or commercialization efforts and curtail or cease our operations. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.
Risks Related to Our Business
We are dependent on the success of TRC101, our only product candidate. If we are unable to successfully develop, obtain regulatory approval for and commercialize TRC101, or experience significant delays in doing so, our business will be materially harmed.
To date, we have invested all of our efforts and financial resources in the research and development of TRC101, which is our only product candidate, and our business and future success depends on our ability to successfully develop, obtain regulatory approval for and commercialize TRC101. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial for TRC101, known as TRCA-301. The TRCA-301 trial enrolled 217 CKD patients with metabolic acidosis. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While we believe that these trials successfully met their primary and secondary endpoints, we cannot assure you that the U.S. Food and Drug Administration, or FDA, or any foreign regulatory agency will approve TRC101 for marketing. Furthermore, even if we obtain regulatory approval for TRC101, we will still need to develop a commercial organization, or collaborate with a third party for the commercialization of TRC101, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payers. If we are unable to successfully commercialize TRC101, we may not be able to generate sufficient revenue to continue our business.
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of TRC101 in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for TRC101 outside the United States. The clinical and commercial success of TRC101 will depend on a number of factors, including the following:

•	our ability to demonstrate TRC101’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;

•	the timely reporting of our confirmatory postmarketing trial, known as the VALOR-CKD trial;

•	whether we are required by the FDA and/or foreign regulatory agencies to conduct additional clinical trials prior to approval to market TRC101;

•	the prevalence and severity of adverse side effects of TRC101 in our ongoing and future clinical trials and commercial use, if approved;

•	the timely receipt of necessary regulatory and marketing approvals from the FDA and foreign regulatory agencies for TRC101;

•	our ability to obtain U.S. marketing approval for TRC101 under the Accelerated Approval Program;

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

•	achieving and maintaining compliance with all regulatory requirements applicable to TRC101;

•	our success in educating physicians and patients about the benefits, risks, administration and use of TRC101;

•	acceptance of TRC101 as safe and effective by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	our ability to obtain and sustain an adequate level of reimbursement for TRC101 by third-party payers;

•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

•	our ability to continue to obtain protection for and to enforce our intellectual property rights in and to TRC101; and

•	our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
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
We currently plan to seek U.S. approval for our sole product candidate, TRC101, through the FDA’s Accelerated Approval Program based on the results of our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the New Drug Application, or NDA, or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act, or FFDCA, provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval under the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that any confirmatory postmarketing trial be initiated or substantially underway prior to the submission of an application under the Accelerated Approval

Program. And, if such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
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
We have sought feedback from the FDA on our ability to seek and receive approval for TRC101 under the Accelerated Approval Program, but there can be no assurance that the FDA will ultimately agree that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E, and the design of our confirmatory postmarketing trial, VALOR-CKD, will be sufficient to support such approval. There also can be no assurance that after subsequent FDA feedback that we will continue to pursue approval under the Accelerated Approval Program. Furthermore, if we submit an application for approval through the Accelerated Approval Program, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, the FDA could require us to conduct further studies or trials prior to considering our application or granting approval of any type, including by determining that approval under the Accelerated Approval Program is not appropriate and that our pivotal Phase 3 clinical trial, TRCA-301, may not be used to support approval under the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain approval under the Accelerated Approval Program could result in a longer time period to commercialize TRC101, could increase the cost of development of it and could significantly harm our financial position and competitive position in the marketplace.
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
Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole product candidate, TRC101. Based on the results of our pivotal Phase 3 clinical trial, TRCA-301, and extension trial, TRCA-301E, we plan to prepare and submit an NDA seeking approval under the FDA’s Accelerated Approval Program to market TRC101. TRC101 may not receive marketing approval even though we believe we achieved the primary and secondary endpoints in our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E. The FDA and other foreign regulatory agencies have substantial discretion in evaluating the results of our pivotal Phase 3 clinical trial, TRCA-301, our extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E, do not support approval of an NDA for TRC101. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory agencies may disagree with our trial design and our interpretation of data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, our extension trial, TRCA-301E, or our nonclinical studies. Upon the FDA’s review of the data from our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could advise us to delay our submission of an NDA. Accordingly, we may not submit our NDA for TRC101 within our anticipated time frame and, even after we make the submission, the FDA may not accept it for filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for TRC101.
While there are comparable approval pathways outside the United States that are similar to the Accelerated Approval Program, we have not yet explored whether TRC101 might qualify for such a program. Foreign regulatory authorities may determine that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101, are not sufficient to support regulatory approval and may require us to complete additional clinical trials or other studies prior to submitting an application for approval.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our product candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 trial, TRCA-301, and our extension trial, TRCA-301E, for TRC101 do not ensure that our postmarketing trial, VALOR-CKD, or other future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our pivotal Phase 3 clinical trial, TRCA-301, and our extension trial, TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, for TRC101 in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of TRC101 and could impact the design and conduct of ongoing and future clinical trials.
For approval of TRC101 through the Accelerated Approval Program, the FDA has specifically requested that a confirmatory postmarketing clinical trial be completely, or nearly completely, enrolled prior to submission of our NDA. We may experience delays in enrolling an adequate number of patients in our confirmatory postmarketing trial, VALOR-CKD, which could affect the timing of our NDA submission, which we currently anticipate will be submitted in the second half of 2019. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
In addition, we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, terminated early or aborted for a variety of reasons, including delay or failure to:

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
If we experience delays in the start or completion of, or termination of, any clinical trial of our sole product candidate, TRC101, the commercial prospects of TRC101 may be harmed, and our ability to generate product revenue from TRC101 will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our TRC101 development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of TRC101.
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
We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials for TRC101. We rely on these third parties to conduct and complete our clinical trials according to GCPs and the study protocol, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Responsibilities of these third parties include, but are not limited to, monitoring of the study sites and ensuring that the study is conducted in compliance with International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines and GCPs, the informed consent process, protocol-specified requirements, safety reporting requirements, data collection guidelines and all study-specific blinding procedures.
Our extension trial, TRCA-301E, was conducted at 37 sites in the United States and Europe. Our confirmatory postmarketing trial, VALOR-CKD, is being conducted in a significantly greater number of countries and a significantly greater number of sites than TRCA-301E. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH guidelines and GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
Moreover, our current supplier of drug substance may not have the capacity to manufacture TRC101 drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of TRC101 drug substance. We are currently negotiating the terms of a commercial supply agreement with our current drug substance supplier and engaging in discussions with a potential second supplier for commercial drug substance. These negotiations may not lead to a definitive agreement on acceptable terms, or at all, which would have a material adverse effect on our business. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of TRC101, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer based drugs. If we are unable to reduce the manufacturing cost of TRC101 drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of TRC101 drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of TRC101 drug substance, the ability of TRC101 to reach its market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from the sale of TRC101. If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing TRC101 drug substance until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture TRC101 on a timely basis.

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
Even if TRC101 obtains regulatory approval, it may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community.
Even if we obtain FDA or other regulatory approvals, TRC101 may not achieve market acceptance among physicians, patients, patient advocacy groups, health care payers or the medical community, and may not be commercially successful. If approved, market acceptance of TRC101 depends on a number of factors, including:

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
We currently have limited sales or marketing capabilities. If we are unable to establish effective sales and marketing capabilities or if we are unable to enter into agreements with third parties to commercialize TRC101, we may not be able to effectively generate product revenue.
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
We may be subject to additional risks related to operating in foreign countries either ourselves or through a third-party, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

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
The NDA safety database for new drugs intended for chronic use in non-life-threatening conditions typically includes at least 1,500 individuals, with at least 100 patients exposed to the drug for a minimum of one year (Guideline for Industry ICH-E1A: The Extent of Population Exposure to Assess Clinical Safety: For Drugs Intended for Long-term Treatment of Non-Life-Threatening Conditions). At the time of filing our NDA, we anticipate that the TRC101 safety database will be significantly smaller than the guidance suggests. Given the toxicology study results and clinical safety profile observed to date for TRC101, as well as the non-absorbed nature of the drug, we believe our proposed safety database will be adequate for the filing of the TRC101 NDA and its review through the Accelerated Approval Program. However, we cannot assure you that the FDA will agree with our proposal. If they require additional safety data in the initial NDA filing, this could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
Drug-related side effects could result in potential product liability claims, especially if they were not included in the consent forms for clinical trial patients or included in the warnings of any FDA-approved labeling. We currently carry product liability insurance covering use in our clinical trials in the amount of $15 million in the aggregate; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts if liability and legal costs exceed the threshold limited. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, business and financial condition, and commercial reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, increased costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators or other governmental entities, monetary awards to patients or other claimants, the inability to commercialize TRC101 and decreased demand for our product, if approved for marketing.
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
As of December 31, 2018, we had 76 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for TRC101. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. In connection with our initial public offering, or IPO, we adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from misconduct or other failure to be in compliance with applicable laws or regulations.
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
If TRC101 is approved for commercialization outside the United States, we may enter into agreements with third parties to market TRC101 outside the United States. We expect that we will be subject to additional risks related to entering into these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing U.S. and foreign drug import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems, and different competitive drugs indicated to treat metabolic acidosis;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
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
Our Term Loan with Hercules obligates us to make certain interest and principal payments. Our ability to make payments on this indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance we will be in a position to repay this indebtedness when due or obtain extensions to the maturity date. We anticipate that we will need to secure additional funding to repay these obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.
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
We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.
We will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
In addition, we implemented an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. The ongoing process improvements of our ERP system may result in substantial costs. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
We will be subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period.
In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the year ended December 31, 2018.
Furthermore, if in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy as well as unexpected changes in tariffs or trade barriers could also strain our suppliers, possibly resulting in supply disruption or increased prices. It may also harm our ability to attract and retain collaboration partners or customers. Additionally, currency fluctuations may affect our ability to successfully market and sell TRC101 in markets outside of the United States. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current or future economic climate and financial market conditions could adversely impact our business.
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
We had multiple interactions with the FDA to finalize the protocol for the VALOR-CKD trial and initiated the trial in late 2018. Currently, we believe there are no outstanding questions or topics regarding the VALOR-CKD protocol with the FDA. However, the trial design may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can submit the NDA or comparable foreign applications.
We had multiple interactions with the FDA to finalize the protocol for the VALOR-CKD trial and initiated the trial in late 2018 in the United States and other countries with an anticipated sample size of approximately 1,600 subjects. The FDA has specifically requested that our confirmatory postmarketing trial, VALOR-CKD, be completely enrolled or nearly completely enrolled prior to submission of our NDA for TRC101. Our NDA submission may be delayed if we are unable to completely, or nearly completely, enroll our confirmatory postmarketing trial, VALOR-CKD, or the FDA imposes any additional requirements prior to NDA submission, any of which could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations. Although we believe there are no outstanding questions or topics regarding the protocol for the VALOR-CKD trial with the FDA, the trial design may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care. If we are required to modify our planned clinical trials, or conduct additional clinical trials, before we can submit the NDA or comparable foreign applications, any such modification could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
Key issues with our endpoint include uncertainty about the degree of change from baseline blood bicarbonate that will translate into improved clinical outcomes, the population in which such change is expected to translate into improved clinical outcomes, and the need for data supporting a causal relationship between blood bicarbonate concentration and clinical outcomes. As a result, we cannot be certain that FDA will ultimately conclude that the design and results of our pivotal Phase 3 clinical trial, TRCA-301, which uses changes from baseline in blood bicarbonate level as the primary endpoint, and our 40-week extension study, TRCA-301E, will be sufficient for approval of TRC101.
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
We conducted the TRCA-301 trial, the extension trial, TRCA-301E, and the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from TRC101. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenue from the sale of TRC101 our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.
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

Currently we plan to seek regulatory approval to market TRC101 for the treatment of metabolic acidosis and slowing of kidney disease progression in CKD patients with metabolic acidosis and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing TRC101 for other indications.
We intend to seek FDA approval to market TRC101 for the treatment of metabolic acidosis and slowing of kidney disease progression in CKD patients with metabolic acidosis, but we cannot be certain what indication and what labeling language will be approved for TRC101 until the NDA review and potentially as late as approval. If TRC101 is approved under the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of TRC101 has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a confirmatory postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and TRC101 may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
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
In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization. Before granting a Marketing Authorization, the competent agencies of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. It is unclear how the United Kingdom’s pending exit of the European Union may affect our ability to seek marketing authorization for the United Kingdom market.
The approval procedures vary among countries and can involve additional nonclinical and clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory agencies in other countries. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one or more foreign regulatory agencies does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and, even if we do file, we may not receive necessary approvals to commercialize TRC101 in any market. If we do not obtain regulatory approvals for TRC101 in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.

We may be subject to healthcare laws, regulation and enforcement; our failure to comply with these laws could have a material adverse effect on our results of operations and financial conditions.
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:

•
the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other the other hand. A conviction for violation of the Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors, particularly the discount safe harbor, are the subject of possible reform. Any changes to the safe harbors may impact how we contract with customers in the future and impact our future pricing strategies with payers;

•
federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam (or “whistleblower”) actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented claims to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,181 to $22,363 per false claim or statement for penalties assessed after January 29, 2018, with respect to violations occurring after November 2, 2015. For example, among other things, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false or fraudulent claim to the federal government;

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

•
under the HIPAA criminal federal healthcare fraud statute, it is a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, in connection with the delivery of or payment for health care benefits, items, or services;

•
U.S. and European reporting requirements detailing interactions with and payments to healthcare providers, such as the U.S. federal Physician Payments Sunshine Act, which requires, among others, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties; and

•
state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, and several recently passed state laws that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; and

•
state law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and FCA which may apply to items or services reimbursed by any third-party payer, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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
In addition, federal and state governments are active in regulating payments made manufacturers to physicians. Some states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians. The evolving enforcement environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil, administrative and criminal penalties, damages, and fines; the curtailment or restructuring of our operations; contractual damages; disgorgement; reputational harm; additional oversight and reporting obligations pursuant to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws; exclusion from participation in federal and state healthcare programs; and individual imprisonment, any of which could adversely affect our ability to market TRC101, if approved, and adversely impact our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the applicable regulatory agencies or the courts, and their provisions are open to a variety of interpretations.

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
Further, the United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, and profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access.
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
On December 14, 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid, though the court declined to issue a preliminary injunction with respect to the PPACA. The court subsequently stayed its ruling on December 31, 2018, pending the outcome of appeals. The court’s ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On March 25, 2019, the DOJ stated in a legal filing with the Fifth Circuit that the district court’s ruling that the PPACA was invalid should be upheld. It remains unclear whether the district court’s ruling will be upheld by appellate courts.
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
If we fail to obtain and sustain an adequate level of coverage and reimbursement for TRC101 by third-party payers, sales would be adversely affected.
We expect patients who have metabolic acidosis to need chronic treatment but we anticipate that most patients will rely on coverage and reimbursement by a third-party payer, such as Medicare, Medicaid or a private health insurer, to pay for such treatment. There will be no commercially viable market for TRC101 without coverage and reimbursement from third-party payers. Additionally, even if we obtain third-party payer coverage and reimbursement for TRC101, if the level of coverage and reimbursement is below our expectations, our revenue and gross margins will be adversely affected.
Obtaining coverage and reimbursement approval for a product from a government or other third-party payer can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. We cannot be certain if and when we will obtain formulary approval to allow us to sell TRC101, if approved, into our target markets. Even if we do obtain formulary approval, third-party payers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from third-party payers vary depending on the payer, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products.
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
Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
We cannot be sure that reimbursement will be available for TRC101 and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Reimbursement may impact the demand for, and the price of, TRC101, if approved. Assuming we obtain coverage for TRC101 by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with those medications. Patients are unlikely to use TRC101 unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of TRC101. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
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
These cost-control initiatives could decrease the price we might establish for TRC101, which could result in product revenue being lower than anticipated. The pricing, coverage and reimbursement of TRC101, if approved, must be adequate to support a commercial infrastructure. If the price for TRC101 decreases or if governmental and other third-party payers do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

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

Risks Related to Our Common Stock
Our stock price may be volatile and fluctuate substantially and you may not be able to resell shares of our common stock at or above the price you paid.
The trading price of our common stock has been highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

If securities or industry analysts do not or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business, our stock price and trading volume could decline.
The trading market for our common stock is and will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who currently cover us issue, or in the event we obtain additional coverage and any new analyst issues, an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. If stockholders who held shares of our common stock prior to our IPO sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, or our Employee Stock Purchase Plan, or ESPP, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year by the lesser of 1% of the number of shares of common stock outstanding on the first day of such fiscal year, 800,000 shares of our common stock or such lesser amount as is determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Holders of an aggregate of approximately 28.2 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67% of our outstanding voting stock.
Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

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
In addition, as permitted by Section 145 of the DGCL, our amended and restated certificate of incorporation, which became effective immediately prior to the completion of our IPO and our indemnification agreements that we have entered into with our directors and officers provide that:

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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, or any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits against us and our current or former directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate and our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be required to pay severance benefits to our executive officers who are terminated in connection with a change in control, which could harm our financial condition or results.
Certain of our executive officers are parties to severance arrangements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.8 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $27.0 million (as of December 31, 2018, based on The Nasdaq Global Select Market closing price of $23.58 per share) in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have incurred substantial losses during our history. Our ability to utilize net operating loss carryforwards is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 generally restricts the use of net operating loss carryforwards after an “ownership change.” If we have experienced or experience in the future an “ownership change” for purposes Section 382, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50% on a cumulative basis during a three-year period by persons or groups of persons owning 5% or more of our total equity value. We have not performed any analysis under Section 382 of the Code. As a result, uncertainty exists as to whether we may have undergone an ownership change in the past, whether as a result of our IPO or otherwise. We cannot provide any assurance that our net operating losses will be available. Accordingly, we could pay taxes earlier and/or in larger amounts than would be the case if the net operating losses were available to reduce federal income taxes without restriction.
As noted above under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements,” we anticipate that we will continue to incur losses for the foreseeable future. Our ability to utilize any future net operating losses may also be limited by the recently enacted Tax Cut and Jobs Act, or Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Due to these changes under the Tax Act, or potential future ownership changes under Section 382 of the Code, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 26,987 square feet of office and laboratory space in South San Francisco, California under a lease that expires June 30, 2021. We believe that our existing facilities and other available properties will be sufficient to meet our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock, $0.001 par value per share, began trading on The Nasdaq Global Select Market on June 28, 2018, under the trading symbol "TCDA".
As of March 22, 2019, there were 299 shareholders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business. Any future determination to pay dividends will be made at the discretion of our board of directors or any authorized committee thereof.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans is incorporated herein from the information under the caption “Equity Compensation Plan Information” contained in the Proxy Statement.
Unregistered sales of equity securities
None.
Stock Performance Graph
The following graph assumes an initial investment of $100 in our common stock on June 28, 2018, the first date that a trade occurred for our stock over-the-counter, as well as the stocks comprising the Nasdaq Composite Index (^IXIC) and the stocks comprising the Nasdaq Biotechnology Index (^NBI). All results assume the reinvestment of dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we continue to expect to use the net proceeds from our IPO for supporting our activities for our NDA submission and approval process for TRC101, manufacturing activities related to TRC101, conducting our safety extension trial, TRCA-301E, and our confirmatory postmarketing trial, known as the VALOR-CKD (also known as TRCA-303) trial, commercial expenses related to TRC101, interest payments under our Loan and Security Agreement with Hercules Capital, Inc., and the remainder for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected financial and other data. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial and other data below in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. "Financial Statements" in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016
Statements of Operations and Comprehensive Loss Data
Operating expenses:
Research and development	$85,594	$35,906	$21,820
General and administrative	18,001	11,216	5,363
Total operating expenses	103,595	47,122	27,183
Loss from operations	(103,595)	(47,122)	(27,183)
Change in fair value—preferred stock tranche obligation	—	5,649	(1,571)
Other income (expense), net	3,924	183	103
Interest expense	(3,137)	—	—
Net loss	(102,808)	(41,290)	(28,651)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(4.64)	$(19.32)	$(15.69)
Weighted-average number of shares outstanding, basic and diluted	22,146,192	2,137,690	1,826,040

(1)
See Note 2 "Summary of Significant Accounting Policies" and Note 9 "Net Loss Per Share" to our financial statements included in this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
(in thousands)	2018	2017	2016
Balance Sheets Data
Cash, cash equivalents and investments	$243,365	$67,514	$26,450
Working capital(1)	229,543	58,202	18,963
Total assets	247,849	70,574	27,684
Total liabilities	53,324	11,545	8,429
Convertible preferred stock	—	147,070	66,883
Common stock	42	2	2
Accumulated deficit	(192,194)	(89,386)	(48,096)
Total stockholders’ equity (deficit)	194,525	(88,041)	(47,628)

(1)
We define working capital as current assets less current liabilities. See our financial statements included in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a pharmaceutical company focused on the development and commercialization of our drug candidate, TRC101 (veverimer), a non-absorbed, orally administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. In May 2018, we completed our randomized, double-blind, placebo controlled, pivotal Phase 3 clinical trial, TRCA-301, in 217 CKD patients with metabolic acidosis. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). One hundred ninety-six of the 208 subjects who completed the 12-week treatment period in our pivotal Phase 3 trial, TRCA-301, agreed and were eligible to continue in our extension trial, TRCA-301E, which we completed in March 2019. Based on the initial topline data analyses, the TRCA-301E trial met its primary and all secondary endpoints. We plan to submit a New Drug Application, or NDA, in the second half of 2019, seeking approval of TRC101 through the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program. As part of the Accelerated Approval Program, we have committed to conduct a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), to evaluate the efficacy and safety of TRC101 in delaying CKD progression in subjects with metabolic acidosis. The VALOR-CKD trial has been initiated, and we have committed to completely enrolling, or nearly completely enrolling, subjects in the trial prior to our NDA submission.
Metabolic acidosis is a chronic condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. Today, there are no FDA-approved chronic therapies for treating metabolic acidosis. TRC101 is an in-house discovered, new chemical entity, that we believe may effectively treat metabolic acidosis and slow the progression of kidney disease in CKD patients with metabolic acidosis.
We estimate that metabolic acidosis affects approximately 3 million CKD patients in the United States, and we believe that slowing the progression of CKD in patients with metabolic acidosis represents a significant medical need and market opportunity. If approved, we plan to commercialize TRC101 in the United States initially using a nephrologist-focused sales force. To address markets outside of the United States, we plan to seek one or more partners with international sales expertise who can sell TRC101 in target markets. We have an intellectual property estate that we believe will provide patent protection for TRC101 until at least 2034 in the United States, the European Union, Japan, China, India and certain other markets. Tricida is led by a seasoned management team that includes a founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. Through December 31, 2018, we have primarily funded our operations through the net proceeds from our initial public offering, or IPO, of $237.7 million, the sale of $152.4 million of convertible preferred stock and net borrowing of $38.5 million after fees of $1.5 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $102.8 million, $41.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $192.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing TRC101 through development activities and general and administrative costs associated with our operations.
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

•	increase our research and development efforts;

•	hire additional personnel;

•	create additional infrastructure to support our product development;

•	seek regulatory approval for TRC101;

•	engage in commercial launch activities;

•	conduct confirmatory postmarketing trial, VALOR-CKD

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems to support ongoing operations, including operating as a public company.
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for TRC101, which we expect will take a number of years. If we obtain regulatory approval for TRC101, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop TRC101.
Components of Our Results of Operations
Research and Development Expense
Research and development expense consists primarily of costs associated with the development of TRC101 and include salaries, benefits, travel and other related costs, including stock-based compensation expenses, for personnel engaged in research and development functions; expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development, optimization and scale-up expenses and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; payments to consultants engaged in the development of TRC101, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
All of our research and development expense to date has been incurred in connection with TRC101. We expect our research and development expense to increase for the foreseeable future as we optimize our manufacturing processes and advance TRC101 through clinical development, including our confirmatory post marketing trial, known as VALOR-CKD. The process of conducting clinical studies necessary to obtain regulatory approval is costly and time consuming and the successful development of TRC101 is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate revenue from commercialization and sale of TRC101, if approved. Therefore, we are unable to estimate with any certainty the costs we will incur in the continued development of TRC101. The degree of success, timelines and cost of development can differ materially from expectations. We may never succeed in achieving regulatory approval for TRC101.
General and Administrative Expense

General and administrative expense consists primarily of salaries, related benefits, travel, stock-based compensation expense and facility-related expenses for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services, pre-commercial preparation for the potential launch of TRC101 and other related costs.
We anticipate that our general and administrative expense will increase in the future as we continue to build our infrastructure to support our continued research and development of TRC101. We also anticipate increased expenses related to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance premiums and other costs associated with being a public company.
Results of Operations and Comprehensive Loss
The following table presents our results of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	$	%	$	%
Operating expenses:
Research and development	$85,594	$35,906	$21,820	$49,688	138%	$14,086	65%
General and administrative	18,001	11,216	5,363	6,785	60%	5,853	109%
Total operating expenses	103,595	47,122	27,183	56,473	120%	19,939	73%
Loss from operations	(103,595)	(47,122)	(27,183)	(56,473)	120%	(19,939)	73%
Change in fair value—preferred stock tranche obligation	—	5,649	(1,571)	(5,649)	(100)%	7,220	(460)%
Other income (expense), net	3,924	183	103	3,741	N/M	80	78%
Interest expense	(3,137)	—	—	(3,137)	N/M	—	N/M
Net loss	(102,808)	(41,290)	(28,651)	(61,518)	149%	(12,639)	44%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	$	%	$	%
Clinical development costs	$68,483	$28,774	$15,488	$39,709	138%	$13,286	86%
Personnel and related costs	10,466	5,127	4,781	5,339	104%	346	7%
Stock-based compensation expense	2,643	379	185	2,264	N/M	194	105%
Other research and development costs	4,002	1,626	1,366	2,376	146%	260	19%
Total research and development expense	$85,594	$35,906	$21,820	$49,688	138%	$14,086	65%
Research and development expense increased $49.7 million for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was due to activities in connection with our TRC101 clinical development program, resulting in increased clinical development costs of $39.7 million related to initiation and enrollment of our confirmatory postmarketing trial, known as VALOR-CKD, our extension trial, TRCA-301E, drug-drug interaction, or DDI, studies, scale-up costs related to the optimization of our manufacturing process and drug substance manufacturing; increased personnel and related costs of $5.3 million related to headcount growth; increased stock-based compensation expense of $2.3 million related to headcount growth and higher fair value of award grants and increased other research and development costs of $2.4 million, primarily related to facilities and office expenses.

Research and development expense increased $14.1 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase was primarily due to activities in connection with our TRC101 clinical development program, resulting in increased clinical development costs of $13.3 million related to our DDI studies, TRCA-301 trial recruitment and TRCA-301E trial preparation, increased personnel and related costs of $0.3 million and increased stock-based compensation expense of $0.2 million related to headcount growth and increased other research and development costs of $0.3 million.
General and Administrative Expense
The following table presents our general and administrative expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(in thousands)	2018	2017	2016	$	%	$	%
Personnel and related costs	$6,760	$5,886	$2,878	$874	15%	$3,008	105%
Stock-based compensation expense	2,509	497	87	2,012	405%	410	471%
Other general and administrative costs	8,732	4,833	2,398	3,899	81%	2,435	102%
Total general and administration expense	$18,001	$11,216	$5,363	$6,785	60%	$5,853	109%
General and administrative expense increased $6.8 million for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was due to activities in connection with our TRC101 clinical development program, resulting in increased personnel and related costs of $0.9 million primarily due to headcount growth, increased stock-based compensation expense of $2.0 million due to headcount growth and higher fair value of award grants and additional other general and administrative costs of $3.9 million, which primarily related to legal and audit services, facilities and office expenses.
General and administrative expense increased $5.9 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase was due to activities in connection with our TRC101 clinical development program, resulting in increased personnel and related costs of $3.0 million, increased stock-based compensation expense of $0.4 million due to headcount growth and additional other general and administrative expenses of $2.4 million, which included increases in commercialization, medical affairs and outside consultants of $1.5 million, $0.5 million in legal and audit services, and facilities, travel and entertainment and office expenses of $0.4 million.
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
On April 25, 2017, the tranche obligation was settled, and the obligation was valued at intrinsic value, using the fair value of the Series C convertible preferred stock from the Black-Scholes option pricing model. The various assumptions used to determine the fair value of the Series C convertible preferred stock in the Black-Scholes option pricing model were time to liquidity of 2.4 years, volatility of 54.0%, risk-free interest rate of 1.4% and equity value of $118.5 million. Since per share value was lower than the contractual purchase price, the fair value of the tranche obligation was determined to be an asset and recorded at $2.3 million at settlement on April 25, 2017, which resulted in a mark-to-market adjustment of $5.6 million for the year ended December 31, 2017.
Liquidity and Capital Resources
Sources of Liquidity

From our inception in 2013 through December 31, 2018, we have funded our operations primarily through the net proceeds from our IPO, the sale and issuance of our convertible preferred stock and the Term Loan. From our inception in 2013 through December 31, 2018, we raised aggregate cash proceeds of $237.7 million from our IPO, $152.4 million from the issuance of our convertible preferred stock and net borrowing of $38.5 million under the Term Loan. As of December 31, 2018, we had cash, cash equivalents and investments of $243.4 million.
Hercules Loan and Security Agreement

On February 28, 2018, we entered into the Term Loan with Hercules. The Term Loan provided for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, we entered into the second amendment to the Term Loan with Hercules, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Term Loan continues to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The second tranche was reduced from $25.0 million to $15.0 million and was funded on December 28, 2018. The third tranche was increased from $15.0 million to $35.0 million and will be available on or before December 31, 2019, on condition that we submit a New Drug Application, or NDA, to the U. S. Food and Drug Administration, or FDA, which the FDA accepts for review. The fourth tranche of $10.0 million was not modified and will be available on or before December 15, 2020, provided that we obtain product approval from the FDA for the NDA for TRC101 on or before December 15, 2020. The fifth tranche was reduced from $25.0 million to $15.0 million and will be available on or before December 31, 2020, upon our request and the approval of Hercules' investment committee.
On March 27, 2019, we modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan is increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan is extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan with Hercules remains outstanding, and additional tranches of $20.0 million and $15.0 million will be available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that we obtain final approval from the FDA for the NDA for TRC101. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon our request and the approval of Hercules' investment committee. The Term Loan bears interest at a floating per annum interest rate equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 6.00% and (y) 9.85%. The maturity date is extended to April 1, 2023, and may be extended to April 1, 2024 if the tranche of $75.0 million described above is drawn. We will initially be making interest-only payments until April 1, 2021. If we achieve certain performance milestones and financial covenants, the interest-only period could be extended for up to an additional 24 months. Upon expiration of the interest-only period, we will repay the Term Loan in equal monthly installments comprised of principal and interest, based on a 30 month amortization schedule, through maturity. We will pay an additional amount of (a) $2.6 million due on March 1, 2022 and (b) the product of 7.55 % and the aggregate loans funded under the Term Loan due at maturity or on any earlier date on which the loans become due. If we prepay the Term Loan, we will be required to pay a prepayment charge equal to (i) 2.00% of the amount being prepaid at any time during the first 12 months following the effective date of the third amendment (ii) 1.50% of the amount being prepaid after 12 months but prior to 24 months following the effective date of the third amendment (iii) 1.00% of the amount being prepaid after 24 months but prior to 36 months following the effective date of the third amendment and (iv) zero if prepaid any time after 36 months following the effective date of the third amendment but prior to the maturity.
The Term Loan is secured by substantially all of our assets, except our intellectual property, which is the subject of a negative pledge; however, the collateral does consist of rights to payments and proceeds from the sale, licensing or disposition of all or any part of, or rights in, our intellectual property. Under the Term Loan, we are subject to certain covenants, including but not limited to requirements to deliver financial reports at designated times of the year and maintain a minimum level of cash. These covenants also limit or restrict our ability to incur additional indebtedness or liens, acquire, own or make any investments, pay cash dividends, repurchase stock or enter into certain corporate transactions, including mergers and changes of control.

We are currently evaluating the accounting impact of the loan modification. Refer to Note 11 "Subsequent Events" to our financial statements included in this Annual Report on Form 10-K for more information.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2018, we had an accumulated deficit of $192.2 million. Management expects to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognizes the need to raise additional capital to fully implement its business plan.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to TRC101, associated intellectual property, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
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

Cash Flows
The following table summarizes the net cash flow activity for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in)
Operating activities	$(94,856)	$(40,401)	$(23,115)
Investing activities	(148,354)	(37,947)	(20,281)
Financing activities	270,608	82,440	42,973
Net increase (decrease) in cash and cash equivalents	$27,398	$4,092	$(423)
Cash Used in Operating Activities
During the year ended December 31, 2018, cash used in operating activities was $94.9 million, which consisted of a net loss of $102.8 million, adjusted by non-cash charges of $5.8 million and changes in our operating assets and liabilities of $2.1 million. The non-cash charges consisted primarily of stock-based compensation of $5.2 million, amortization of Term Loan discounts and issuance costs of $1.3 million and depreciation and amortization of $0.6 million, partially offset by net amortization of premiums and discounts on investments of $1.1 million and net changes in the fair value of the warrants and compound derivative liabilities of $0.2 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $4.6 million, partially offset by an increase in prepaid and other assets of $1.3 million and a decrease in accrued expenses and other current liabilities of $1.1 million.
During the year ended December 31, 2017, cash used in operating activities was $40.4 million, which consisted of a net loss of $41.3 million, adjusted by changes in our operating assets and liabilities of $5.4 million and non-cash charges of $4.5 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $4.8 million and an increase in accounts payable of $1.8 million, partially offset by an increase in prepaid expenses and other assets of $1.2 million. The non-cash charges consisted primarily of changes in the fair value of our preferred stock tranche financing obligation of $5.6 million, partially offset by stock-based compensation of $0.9 million and depreciation and amortization of $0.3 million.
During the year ended December 31, 2016, cash used in operating activities was $23.1 million, which consisted of a net loss of $28.7 million, adjusted by changes in our operating assets and liabilities of $3.2 million and non-cash charges of $2.3 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $1.7 million and an increase in accounts payable of $1.6 million, partially offset by an increase in prepaid and other assets of $0.1 million. The non-cash charges consisted primarily of changes in the fair value of our preferred stock tranche financing obligation by $1.6 million, depreciation and amortization of $0.4 million and stock-based compensation of $0.3 million.
Cash Used in Investing Activities
Net cash used in investing activities was $148.4 million, $37.9 million and $20.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net cash used in investing activities during the year ended December 31, 2018 was primarily due to purchases of investments of $233.9 million and purchases of property and equipment of $0.9 million, partially offset by maturities of investments of $86.4 million. The net cash used in investing activities during the year ended December 31, 2017 was primarily due to purchases of investments of $76.8 million and purchases of property and equipment of $1.0 million, partially offset by maturities of investments of $39.9 million. The net cash used in investing activities during the year ended December 31, 2016 was primarily due to purchases of investments of $39.1 million and purchases of property and equipment of $0.2 million, partially offset by maturities of investments of $18.5 million and sales of investments of $0.5 million.
Cash Provided by Financing Activities

Net cash provided by financing activities was $270.6 million, $82.4 million and $43.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net cash provided by financing activities during the year ended December 31, 2018 was primarily the result of net proceeds from our IPO of $237.7 million, Hercules Term Loan funding, net of issuance costs, of $38.5 million and proceeds from the issuance of common stock of $0.6 million, partially offset by payments of offering costs of $6.6 million. The net cash provided by financing activities during the year ended December 31, 2017 was the result of net proceeds from our sale of convertible preferred stock which comprised of $25.2 million of Series C convertible preferred stock, net of issuance costs of $65,000 and $57.3 million of Series D convertible preferred stock, net of issuance costs of $0.3 million. The net cash provided by financing activities during the year ended year ended December 31, 2016 was due to the net proceeds from our sale of convertible preferred stock which comprised of $13.1 million of Series B convertible preferred stock, net of issuance costs of $37,000, and $29.9 million of Series C convertible preferred stock, net of issuance costs of $0.3 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.
Contractual Obligations
We have contractual obligations from our operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table summarizes our contractual obligations as of December 31, 2018.

	December 31, 2018
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Term Loan	$51,519	$3,486	$48,033	$—	$—
Operating lease obligations	2,746	1,076	1,670	—	—
Tenant improvement loan	260	120	140	—	—
Manufacturing and service contracts	37,198	27,743	9,455	—	—
Total contractual obligations and commitments	$91,723	$32,425	$59,298	$—	$—

We also enter into other contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancelable contracts and accordingly, are not included in the contractual obligations and disclosures summarized above.
Jumpstart Our Business Startups Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. Under this act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we do intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 "Summary of Significant Accounting Policies" to our financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies related to (i) research and development expenses, (ii) stock-based compensation, (iii) common stock valuation, (iv) convertible preferred stock tranche obligation valuation and (v) income taxes involve significant judgments and estimates used in the preparation of our financial statements.
Research and Development Expenses
Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid expense and recognized as an expense as the related goods are delivered or the related services are performed.
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, communicating with internal personnel and external service providers to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.
We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, contract research organizations that conduct and manage clinical trials on our behalf and contract manufacturing organizations that manage drug production on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Furthermore, all additional identified costs incurred are accrued from all outside third-party service providers.
Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences between our estimates and the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activity.
Stock-Based Compensation
Stock-based compensation expense represents the grant-date fair value of awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For restricted stock units, or RSUs, the grant-date fair value is the closing price of our common stock on the date of grant as reported on The Nasdaq Global Select Market.
The Black-Scholes option-pricing model requires the derivation and use of subjective assumptions to determine the estimated fair value of stock option awards. These assumptions include:

•
Expected Term—We have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore we use the simplified method for estimating the expected term of stock option grants. Under this approach, the weighted-average expected term is presumed to be the average of the vesting term and the contractual term of the option.

•
Expected Volatility—Since we do not have significant trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to use comparable company information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the award.

•	Dividend Yield—We have not paid dividends on our common stock and do not anticipate paying dividends for the foreseeable future, and we therefore used an expected dividend yield of zero.
In addition to the Black-Scholes assumptions, we include an estimated forfeiture rate in the calculation of stock-based compensation related to stock options and RSUs based on an analysis of our actual forfeitures. We will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. If, in a future period, we find that actual forfeitures differ materially from our estimates, we would record a cumulative adjustment to stock-based compensation expense in that future period.
We expect the impact of our stock-based compensation expense to grow in future periods due to the potential increases in the value of our common stock and the number of awards we expect to grant.
We issue incentive and non-statutory stock options and RSUs under the 2018 Equity Incentive Plan, or 2018 Plan, to certain directors, officers, employees and consultants in consideration for services provided to us. To date, all incentive stock options have provided for vesting over a four year period from either the date of grant or the commencement of service. To date, all non-statutory stock options have provided for vesting over periods ranging from one to four years from either the date of grant or commencement of service. To date, all RSUs have been granted to directors and vest on the earlier of the one-year anniversary of the award's date of grant, or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant. The 2018 Plan allows the option holders to exercise their options prior to vesting. Unvested common stock is issued upon the early exercise of options and are subject to repurchase by us at the original exercise price at our option.
Fair Value of Common Stock
We are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Prior to our IPO in July 2018, the estimated fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants, or AICPA, Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to estimate the fair value of our common stock.
All options to purchase shares of our common stock have been granted with an exercise price per share equal to the fair value per share of our common stock underlying those options on the date of grant. To assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of February 2, 2016, June 7, 2016, December 31, 2016, April 25, 2017, September 1, 2017, November 7, 2017, February 28, 2018 and March 31, 2018. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including:

•	progress of our research and development efforts;

•	our operating results and financial condition, including our levels of available capital resources;

•	rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities;

•	our stage of development and material risks related to our business;

•	the achievement of enterprise milestones, including entering into collaboration or license agreements and our progress in clinical trials;

•	the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and

•	that the grants involved illiquid securities in a private company.
The fair value of the underlying common stock was determined by the board of directors until the IPO when our common stock started trading on The Nasdaq Global Select Market under the ticker symbol TCDA on June 28, 2018. Consequently, after our IPO, the fair value of the shares of common stock underlying the stock options is the closing market price on the option grant date.
Convertible Preferred Stock Tranche Obligation Valuation Methodologies
For the December 2016 valuation, the Series C tranche was modelled as a warrant to buy Series C shares at fixed price of $1.55 per share. The OPM model yields a fair value of these warrants which represented the value of the tranche. Since the tranche was considered a warrant or option, they reflected a positive value and thus for the December valuation the tranche was treated as a liability on our financial statements.
For the March 2017 valuation, the Series C tranche obligation was treated as an asset of $3.1 million on our financial statements.
For the April 2017 valuation, at the time of the issuance of the Series C tranche shares, the methodology was changed to reflect that the time to maturity for the warrants was zero. The premise of this analysis was to determine the value of a Series C share 1 day before the Series C tranche is funded. To isolate the impact of the Series C tranche, we excluded the shares and the money invested. Based on this model we estimated the fair value of the initial Series C purchase. We then compared the fair value of the initial Series C purchased shares against the contractual price for Series C tranche shares and noted that the fair value was lower than the $1.55 purchase price and resulted in an asset on our balance sheet.
Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
As of December 31, 2018, our total gross deferred tax assets were $50.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.
JOBS Act Accounting Election
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Recent Accounting Pronouncements

For details regarding recent accounting pronouncements, see Note 2 "Summary of Significant Accounting Policies" to our financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. We maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits and have highly liquid short-term investments.
The primary objective of our investment activities is to preserve capital to fund our operations. We classify our short-term and long-term investments as available-for-sale in our financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of all such securities are reported in other income (expense), net and computed using the specific identification method. For the years ended December 31, 2018, 2017 and 2016 there were no realized gains or losses on these securities. The Company’s investments are in commercial paper, asset-backed securities and corporate debt securities. Pursuant to the company’s investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent.
Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Exchange Risk
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions with CROs and contract manufacturing organizations that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against the Euro, or other non-U.S. dollar denominated transactions, affects the reported amounts of expenses, assets and liabilities associated with a limited number of nonclinical and clinical activities. We do not engage in any hedging activity to reduce our potential exposure to currency fluctuations. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

ITEM 8. FINANCIAL STATEMENTS
TRICIDA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tricida, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tricida, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis of Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Redwood City, California
March 29, 2019

TRICIDA, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$37,172	$9,774
Short-term investments	203,906	57,740
Prepaid expenses and other current assets	3,269	1,910
Total current assets	244,347	69,424
Long-term investments	2,287	—
Property and equipment, net	1,215	1,150
Total assets	$247,849	$70,574
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,460	$3,861
Accrued expenses and other current liabilities	6,344	7,361
Total current liabilities	14,804	11,222
Term loan	38,071	—
Other long-term liabilities	449	323
Total liabilities	53,324	11,545
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of December 31, 2018; 11,398,694 shares authorized and 11,302,758 shares issued and outstanding as of December 31, 2017, aggregate liquidation preference of $10,014 as of December 31, 2017	—	9,800
Series B convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of December 31, 2018; 32,526,878 shares authorized, issued and outstanding as of December 31, 2017, aggregate liquidation preference of $30,250 as of December 31, 2017	—	29,618
Series C convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of December 31, 2018; 35,806,451 shares authorized, issued and outstanding as of December 31, 2017, aggregate liquidation preference of $55,500 as of December 31, 2017	—	50,347
Series D convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of December 31, 2018; 24,500,000 shares authorized as of December 31, 2017 and 24,493,615 shares issued and outstanding as of December 31, 2017, aggregate liquidation preference of $57,560 as of December 31, 2017	—	57,305
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018; no shares authorized, issued and outstanding as of December 31, 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized and 42,148,247 shares issued and outstanding as of December 31, 2018; 134,000,000 shares authorized and 2,272,609 shares issued and outstanding as of December 31, 2017	42	2
Additional paid-in capital	386,830	1,356
Accumulated other comprehensive loss	(153)	(13)
Accumulated deficit	(192,194)	(89,386)
Total stockholders’ equity (deficit)	194,525	(88,041)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$247,849	$70,574
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$85,594	$35,906	$21,820
General and administrative	18,001	11,216	5,363
Total operating expenses	103,595	47,122	27,183
Loss from operations	(103,595)	(47,122)	(27,183)
Change in fair value—preferred stock tranche obligation	—	5,649	(1,571)
Other income (expense), net	3,924	183	103
Interest expense	(3,137)	—	—
Net loss	(102,808)	(41,290)	(28,651)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(140)	(13)	—
Total comprehensive loss	$(102,948)	$(41,303)	$(28,651)
Net loss per share, basic and diluted	$(4.64)	$(19.32)	$(15.69)
Weighted-average number of shares outstanding, basic and diluted	22,146,192	2,137,690	1,826,040
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Shares	Amount
Balance at December 31, 2015	29,734,656	$25,023	2,244,806	$2	$186	$—	$(19,445)	$(19,257)
Issuance of Series B convertible preferred stock–for cash at $0.93 per share, net of $37 issuance cost and settlement of the preferred stock obligation of $1,324	14,094,980	14,395	—	—	—	—	—	—
Issuance of Series C convertible preferred stock–for cash at $1.55 per share, net of $339 issuance cost and fair value of the preferred stock tranche obligation of $2,471 classified as a liability	19,532,259	27,465	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	11,724	—	8	—	—	8
Stock-based compensation	—	—	—	—	272	—	—	272
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(28,651)	(28,651)
Balance at December 31, 2016	63,361,895	66,883	2,256,530	2	466	—	(48,096)	(47,628)
Issuance of Series C convertible preferred stock–for cash at $1.55 per share, net of $65 issuance cost and settlement of the preferred stock obligation of $2,278	16,274,192	22,882	—	—	—	—	—	—
Issuance of Series D convertible preferred stock–for cash at $2.35 per share net of $255 issuance cost	24,493,615	57,305	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,079	—	14	—	—	14
Stock-based compensation	—	—	—	—	876	—	—	876
Unrealized loss on available-for-sale investments	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(41,290)	(41,290)
Balance at December 31, 2017	104,129,702	147,070	2,272,609	2	1,356	(13)	(89,386)	(88,041)
Issuance of Series A convertible preferred stock upon exercise of warrant	95,936	458	—	—	—	—	—	—
Conversion of convertible preferred shares to common stock	(104,225,638)	(147,528)	26,187,321	26	147,502	—	—	147,528
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	13,455,000	13	231,173	—	—	231,186
Reclassification of common stock warrant liability to equity	—	—	—	—	194	—	—	194
Issuance of warrant in connection with Term Loan	—	—	—	—	884	—	—	884
Issuance of common stock upon exercise of stock options, warrants and employee stock purchase plan	—	—	233,317	1	569	—	—	570
Stock-based compensation	—	—	—	—	5,152	—	—	5,152
Unrealized loss on available-for-sale investments	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(102,808)	(102,808)
Balance at December 31, 2018	—	$—	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(102,808)	$(41,290)	$(28,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	335	424
Amortization of term loan discount and issuance costs	1,316	—	—
Net amortization of premiums and discounts on investments	(1,094)	(42)	14
Stock-based compensation	5,152	876	272
Changes in fair value of warrants and compound derivative liabilities	(188)	—	—
Changes in fair value of preferred stock tranche obligation	—	(5,649)	1,571
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,338)	(1,157)	(69)
Accounts payable	4,573	1,757	1,636
Accrued expenses and other liabilities	(1,087)	4,769	1,655
Net cash used in operating activities	(94,856)	(40,401)	(23,115)
Investing activities:
Purchase of investments	(233,928)	(76,846)	(39,064)
Maturities of investments	86,429	39,903	18,533
Proceeds from sale of investments	—	—	499
Purchase of property and equipment	(855)	(1,004)	(249)
Net cash used in investing activities	(148,354)	(37,947)	(20,281)
Financing activities:
Proceeds from initial public offering, net	237,750	—	—
Payments of offering costs	(6,564)	—	—
Proceeds from exercise of common stock under equity plan awards	632	14	8
Proceeds from issuance of convertible preferred stock, net	85	82,465	43,007
Proceeds from leasehold improvement loan	276	—	—
Repayment of leasehold improvement loan	(113)	(39)	(42)
Proceeds from issuance of term loan, net	38,542	—	—
Net cash provided by financing activities	270,608	82,440	42,973
Net increase (decrease) in cash and cash equivalents	27,398	4,092	(423)
Cash and cash equivalents at beginning of year	9,774	5,682	6,105
Cash and cash equivalents at end of year	$37,172	$9,774	$5,682
Supplemental disclosures
Cash paid for interest	$1,612	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Compound derivative and warrants related to the term loan	$1,693	$—	$—
Purchase of property and equipment in accounts payable and accrued expenses	$27	$—	$—
Series B fair value of preferred stock obligation upon closing	$—	$—	$1,324
Series C fair value of preferred stock obligation upon closing	$—	$2,278	$2,471
See accompanying notes to financial statements.

TRICIDA, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013, or inception. The Company is focused on the development and commercialization of its drug candidate, TRC101 (veverimer), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal, or GI, tract. In May 2018, the Company completed its pivotal Phase 3 clinical trial, TRCA-301, that met both its primary and secondary endpoints in a highly statistically significant manner. In March 2019, the Company completed its extension trial, TRCA-301E. Based on the initial topline data analyses, the TRCA-301E trial met all of its primary and secondary endpoints. The Company plans to submit a New Drug Application, or NDA, in the second half of 2019, pursuant to the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program. As part of the Accelerated Approval Program, the Company has committed to conduct a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), to evaluate the efficacy and safety of TRC101 in delaying CKD progression in subjects with metabolic acidosis. The VALOR-CKD trial has been initiated, and the Company has committed to completely enrolling, or nearly completely enrolling, subjects in the trial prior to our NDA submission.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities, for which it expects to incur additional losses in the future. Management recognizes the need to raise additional capital to fully implement its business plan. Through December 31, 2018, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company intends to raise additional capital through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels or on reasonable terms, the Company will need to reevaluate its operating plans.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents—All highly liquid investments with maturities at the date of purchase of three months or less are classified as cash equivalents. There are no restrictions on cash and cash equivalents.
Investments—All investments with maturities of greater than three months at the date of purchase and maturities of less than one year at the reporting date are classified as short-term investments, while investments with maturities of a year or more at the reporting date are classified as long-term investments. Management has classified the Company’s investments as available-for-sale in the accompanying financial statements. Available-for-sale investments are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of all such securities are reported in other income (expense), net and are computed using the specific identification method.
Available-for-sale investments are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. When the Company determines that the decline in the fair value of an investment is below the accounting basis and the decline is other-than-temporary, the carrying value of the security is reduced and a loss is recorded for the amount of such decline. There were no investments deemed to be impaired as of December 31, 2018. The Company’s investments are in commercial paper, corporate debt securities and asset-backed securities. Pursuant to the Company’s investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent.
Concentration of Credit Risk and Other Risks and Uncertainties—Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and short-term and long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to those financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term and long-term investments and by the issuers of the securities to the extent recorded in the balance sheet.
The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredient and drug product related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.
Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, which is three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their estimated useful economic lives.
Impairment of Long-Lived Assets—Long-lived assets consist of property and equipment. The Company assesses potential impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recognized any impairment losses in the years ended December 31, 2018, 2017 and 2016.
Deferred Offering Costs—The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the equity financing.
Clinical and Manufacturing Accruals—The Company records accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.
The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from information provided as part of its clinical and nonclinical studies and other third-party vendors. Through December 31, 2018, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial and manufacturing expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, the actual services performed, and the amount of manufactured drug substance and/or drug product, and related costs may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.
Lease—The Company leases its office and laboratory facility and the lease is classified as an operating lease. Rent expense is recognized on a straight-line basis over the term of the lease and, accordingly, the Company records the difference between cash rent payments and rent expense recognized as a deferred rent liability. Incentives granted under the Company’s facility lease, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.
Term Loan—The Company accounts for the Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, as a liability measured at net proceeds less debt discount and is accreted to the face value of the Term Loan over its expected term using the effective interest method. The Company considers whether there are any embedded features in its debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging.
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
Warrants—The Company issued freestanding warrants to purchase shares of its Series A convertible preferred stock. Freestanding warrants for shares of the Company’s convertible preferred stock were classified outside of permanent equity, were recorded at fair value and were subject to remeasurement at each balance sheet date until the earlier of the exercise of the warrants or the completion of a liquidation event, including the completion of an initial public offering. Immediately prior to exercise, the warrant liability was remeasured to fair value and, upon exercise, the warrant liability was reclassified to additional paid-in capital, with any change in fair value recognized as a component of other income (expense), net. See Note 3 "Fair Value Measurements and Fair Value of Financial Instruments" to these financial statements for additional details.
The Company also issued freestanding warrants to purchase shares of common stock in connection with its Term Loan. The warrants are recorded at fair value using the Black-Scholes option pricing model. See Note 5 "Borrowings" to these financial statements for additional details.
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
Research and Development Expense—Research and development expense is charged to the statements of operations and comprehensive loss in the period in which they are incurred. Research and development expense consists primarily of salaries and related costs, including stock-based compensation expense, for personnel and consultants in our research and development functions; fees paid to clinical consultants, clinical trial sites and vendors, including CROs, costs related to pre-commercialization manufacturing activities including payments to CMOs and other vendors and consultants, costs related to regulatory activities, expenses related to lab supplies and services and depreciation and other allocated facility-related and overhead expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
Stock-Based Compensation—Stock-based compensation expense represents the grant-date fair value of awards recognized on a straight-line basis over the employee's requisite service period (generally the vesting period). The Black-Scholes option-pricing model is used to calculate stock-based compensation expense for stock option awards and shares purchased under the Employee Stock Purchase Plan, or ESPP. For restricted stock units, or RSUs, the grant-date fair value is the closing price of the Company's common stock on the date of grant as reported on The Nasdaq Global Select Market. Because stock compensation expense is an estimate of awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
The Company records the expense attributed to nonemployee services paid with stock option awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees was previously subject to remeasurement as the options vested. As of July 1, 2018, the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which no longer subjects nonemployee awards to remeasurement. The expense is recognized over the period during which services are received.
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
Segment Reporting—The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company's assets are maintained in the United States.
Reverse Stock Split—On June 14, 2018 the Company’s board of directors approved a 1-for-3.98 reverse split of shares of the Company's common stock. The par values and the authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split, nor were the outstanding shares of convertible preferred stock. All issued and outstanding common stock and related per share amounts contained in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on June 15, 2018.
Recent Accounting Pronouncements
Adopted Standards
In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU

specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The Company elected to prospectively adopt this ASU beginning January 1, 2018. The adoption of this ASU did not have a material impact on the Company's financial statements.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The guidance in ASU No. 2017-11 allows for the exclusion of a down round feature, when evaluating whether or not an instrument or embedded feature requires derivative classification. The Company early adopted this guidance beginning January 1, 2018. The adoption of this standard had no material impact on the Company’s financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which amends ASC Topic 718, “Compensation—Stock Compensation”. The ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company early adopted this guidance effective July 1, 2018. Upon adoption of this standard, share-based awards issued to nonemployees are measured at the grant date and are not subject to remeasurement. The Company has elected to continue to use the contractual term as the estimated expected term. The adoption of ASU No. 2018-07 did not have a material impact on the Company's financial statements and is expected to reduce the volatility in stock-based compensation expense for nonemployees recognized from period to period.
Standards Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The new standard also requires expanded disclosures regarding leasing arrangements. The Company leases certain facilities for some of its operations, which represents a majority of its operating leases it has entered into as a lessee. The Company expects the implementation of ASC Topic 842 to have an impact on its financial statements and related disclosures as it had aggregate future minimum lease payments of approximately $2.7 million as of December 31, 2018. The new standard becomes effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption and it allows entities not to apply the new leases standard, including its disclosure requirements, in the comparative periods presented in their financial statements in the year of adoption. The Company intends to elect this transition method at the adoption date of January 1, 2019, and as a result, will record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company expects to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of the new guidance. The Company is continuing to evaluate the effect that this guidance will have on its financial statements and related disclosures.
In September 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC Topic 820, Fair Value Measurement. The FASB issued final guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Under the ASU, entities will no longer be required to disclose the amount of transfers between Level 1 and Level 2 of the fair value hierarchy. Public companies will be required to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption will be permitted in any interim or annual period. The Company plans to adopt this guidance on January 1, 2020. The new guidance only affects disclosures in the notes to the financial statements and will not affect the Company's financial statements.
NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures issued by the FASB. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts payable and the Term Loan with Hercules.
Cash and cash equivalents and investments are reported at their respective fair values on our balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies commercial paper, corporate debt securities and asset-backed securities as Level 2.
The Company's short-term and long-term investments are classified as available-for-sale. The following tables summarize the Company's cash and cash equivalents and available-for-sale investments' amortized cost, gross unrealized gains, gross unrealized losses and fair values by significant investment category reported as cash and cash equivalents, short-term investments or long-term investments as of December 31, 2018 and 2017.

	December 31, 2018
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$3,021	$—	$—	$3,021	$3,021	$—	$—
Level 1:
Money market fund	33,154	—	—	33,154	33,154	—	—
Level 2:
Commercial paper	68,467	—	(63)	68,404	997	67,407	—
Corporate debt securities	89,038	4	(63)	88,979	—	86,692	2,287
Asset-backed securities	49,838	3	(34)	49,807	—	49,807	—
Subtotal	207,343	7	(160)	207,190	997	203,906	2,287
Total assets measured at fair value	$243,518	$7	$(160)	$243,365	$37,172	$203,906	$2,287

	December 31, 2017
					Reported as:
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$86	$—	$—	$86	$86	$—	$—
Level 1:
Money market fund	6,758	—	—	6,758	6,758	—	—
Level 2:
Commercial paper	25,780	—	(7)	25,773	—	25,773	—
Corporate debt securities	20,545	3	(5)	20,543	2,930	17,613	—
Asset-backed securities	14,358	—	(4)	14,354	—	14,354	—
Subtotal	60,683	3	(16)	60,670	2,930	57,740	—
Total assets measured at fair value	$67,527	$3	$(16)	$67,514	$9,774	$57,740	$—
Interest income related to our cash and cash equivalents and available-for-sale investments included in other income (expense), net was approximately $3.5 million, $0.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, at December 31, 2018.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$205,060	$204,903
Mature in one to five years	2,283	2,287
Total	$207,343	$207,190
As of December 31, 2018, unrealized losses on available-for-sale investments are not attributable to credit risk and are considered to be temporary.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position for less than 12 months, but were not deemed to be other-than-temporarily impaired, as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$67,407	$(63)	$19,798	$(7)
Corporate debt securities	85,699	(63)	13,394	(5)
Asset-backed securities	36,730	(34)	14,354	(4)
Total	$189,836	$(160)	$47,546	$(16)
We held a total of 48 and 21 positions, which were in an unrealized loss position as of December 31, 2018 and 2017, respectively.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of December 31, 2018 and 2017, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were not material for the years presented.
The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of the reporting period. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2018 and 2017.

The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs for the years ended December 31, 2018 and 2017.

	2018		2017
(in thousands)	Compound Derivative Liability	Warrant Liability	Convertible Preferred Stock Tranche Obligation	Warrant Liability
Fair value at beginning of year	$—	$106	$3,371	$38
Addition	654	156	2,278	—
Change in fair value	(493)	305	(5,649)	68
Reclassification to equity	—	(194)	—	—
Issuance of convertible preferred stock on exercise of warrant	—	(373)	—	—
Fair value at end of year	$161	$—	$—	$106
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 financial assets and liabilities as of December 31, 2018.

	December 31, 2018
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
Compound derivative liability	$161	Discounted cash flow	Discount rate	13.0%	-	14.0%
			Probability of the occurrence of certain events			10%
Term Loan
The estimated fair value of the Term Loan was $37.8 million as of December 31, 2018 which approximates the carrying value and is classified as Level 3. The Company utilized a market yield analysis and income approach to estimate a range of values for the Term Loan. The discount rate ranged between 13% and 14%.
NOTE 4. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of December 31, 2018 and 2017.

(in thousands)	December 31, 2018	December 31, 2017
Furniture and fixtures	$193	$193
Computer and lab equipment	1,888	1,382
Leasehold improvements	1,055	878
	3,136	2,453
Less: accumulated depreciation and amortization	(1,921)	(1,303)
Total property and equipment, net	$1,215	$1,150
Depreciation and amortization expense was approximately $0.6 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2018 and 2017.

(in thousands)	December 31, 2018	December 31, 2017
Accrued clinical and nonclinical study costs	$2,168	$2,235
Accrued contract manufacturing	1,676	4,157
Accrued compensation	1,565	—
Accrued professional fees and other	935	969
Total accrued expenses and other current liabilities	$6,344	$7,361
NOTE 5. BORROWINGS
Term Loan
On February 28, 2018, the Company entered into the Term Loan with Hercules. The Term Loan provided for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, the Company and Hercules entered into the second amendment to the Term Loan, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Term Loan continues to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance‑based milestones. The second tranche was reduced from $25.0 million to $15.0 million and was funded on December 28, 2018. The third tranche was increased from $15.0 million to $35.0 million and will be available on or before December 31, 2019, on condition that the Company submits a New Drug Application, or NDA, to the U. S. Food and Drug Administration, or FDA, which the FDA accepts for review. The fourth tranche of $10.0 million was not modified and will be available on or before December 15, 2020, provided that the Company obtains product approval from the FDA for the NDA for TRC101 on or before December 15, 2020. The fifth tranche was reduced from $25.0 million to $15.0 million and will be available on or before December 31, 2020, upon request by the Company and the approval of Hercules' investment committee.
The Company accounted for the second amendment as a modification to the existing Term Loan.
The Term Loan bears interest at a floating per annum interest rate equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 5.00% and (y) 9.85%.
The Term Loan repayment schedule provides for interest only payments for the first 16 months, followed by consecutive equal monthly payments of principal and interest commencing on April 1, 2020 and continuing through the maturity date of March 1, 2022. The Term Loan also provides for a $650,000 facility fee that was paid at closing and an additional payment equal to 6.55% multiplied by the greater of (i) the aggregate term loans funded and (ii)(a) the aggregate term loans funded plus (b) one half of (x) $60.0 million minus (y) the aggregate term loans funded, which is due when the Term Loan becomes due or upon prepayment of the facility. If the Company elects to prepay the Term Loan, there is also a prepayment fee of between 1% and 1.5% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Term Loan is secured by substantially all of the Company’s assets, except the Company’s intellectual property, which is the subject of a negative pledge.
On March 27, 2019, the Company modified the Term Loan with Hercules. See Note 11 "Subsequent Events" for additional information about the third amendment to the Term Loan.
Warrants
In conjunction with the Term Loan entered into on February 28, 2018, the Company issued a warrant to Hercules to purchase 53,458 shares of its common stock with an exercise price of $9.35 per share. The estimated fair value of the warrant at the date of issuance was approximately $0.2 million. The fair value of the common stock warrant liability was determined using the probability‑weighted expected return method. It was recorded at its fair value at inception and was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the accompanying statements of operations and comprehensive loss.

On April 10, 2018, the Company entered into amendments with Hercules that resulted in the reclassification of the warrant liability to stockholders' equity (deficit) as the amended terms of the warrants qualified for them to be accounted for as equity instruments and as such were no longer subject to remeasurement. The fair value of the warrants as of April 10, 2018 was determined using an option pricing model with the following assumptions: time to liquidity of 0.25 to 1.70 years, volatility of 72%, risk-free rate of 2.4% and equity value of $306.0 million to $420.0 million. The fair value of the common stock warrants of approximately $0.2 million was reclassified to stockholders' equity (deficit) upon execution of the amendment.
In connection with the funding of the second tranche on December 28, 2018, the Company issued to Hercules a warrant to purchase 53,458 shares of its common stock at an exercise price of $9.35 per share. The common stock warrant was recorded in stockholders' equity (deficit) at its fair value of approximately $0.9 million on December 28, 2018. The fair value of the common stock warrant was determined using an option-pricing model with the following assumptions: time to liquidity of 2.5 years, volatility of 75%, risk-free rate of 2.51% and equity value based on the December 28, 2018 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
In connection with any subsequent funding of tranches three through five, the Company is obligated to issue 53,458 shares of common stock for the third tranche, 21,383 shares of common stock for the fourth tranche and 32,075 shares of common stock for the fifth tranche.
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
As of December 31, 2018, the Company calculated the fair values of the compound derivative by computing the difference between the fair value of the Term Loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability‑weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 13.5% and the probability of the occurrence of certain events of 10%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $0.2 million and was classified as other long-term liabilities on the balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of December 31, 2018, there were unamortized issuance costs and debt discounts of $2.7 million, which were recorded as a direct deduction from the Term Loan on the balance sheet.
The following table presents future payments of principal and interest on the Term Loan as of December 31, 2018.

(in thousands)	December 31, 2018
2019	$3,486
2020	17,317
2021	21,896
2022	8,820
51,519
Less: amount representing interest	(11,519)
Present value of Term Loan	40,000
Less: current portion	—
Long-term portion of Term Loan	$40,000

Convertible Preferred Stock Warrant Liability
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
On June 16, 2018, Sibling provided the Notice of Exercise and purchased 95,936 shares of Series A convertible preferred stock. The fair value adjustment recognized upon exercise was determined using the intrinsic value which was calculated as the IPO price of $19.00 less the warrant exercise price, with the change in fair value being recognized as a component of other income (expense), net in the accompanying statements of operations and comprehensive loss. The resultant fair value was reclassified to Series A convertible preferred stock at this time. As of December 31, 2017, the fair value of the warrant was approximately $0.1 million and was classified as a long-term liability on the balance sheet.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Facilities
 In July 2014, the Company entered into a five-year noncancelable operating lease that expires in June 2019, with an option for the Company to extend the lease for an additional three years. In August 2017, the Company entered into an amendment which extended the existing operating lease through June 30, 2021 and added 13,258 square feet of additional lease space resulting in a total of 26,987 square feet being leased in the aggregate under the amended lease.
The Company recognizes rent expense on a straight-line basis over the noncancelable term of its operating lease. Rent expense was $1.0 million, $0.7 million, and $0.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments under the lease as of December 31, 2018, not including any related common area maintenance charges or real estate taxes, were as follows.

(in thousands)	December 31, 2018
2019	$1,076
2020	1,108
2021	562
2022 and thereafter	—
Total future minimum lease payments	$2,746
In addition, associated with the operating lease, the Company has a tenant improvement loan with remaining payments totaling approximately $0.3 million over the remaining life of the lease.
Other Commitments
On May 8, 2018, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a master development/validation services and clinical/launch supply agreement, or MDS, pursuant to which Patheon will manufacture and supply the Company drug substances. Statements of work under the MDS commit the Company to certain purchase obligations of approximately $49.8 million, of which $12.6 million was paid through December 31, 2018 and $37.2 million will be paid over the next 36 months, with the majority of this amount occurring in the first successive 12-month period.
The Company also enters into other contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancelable contracts and accordingly, are not included in the contractual obligations and disclosures summarized above.
Contingencies
While there are no legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period, depending upon the level of income for the period.
Guarantees and Indemnifications
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.
NOTE 7. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018 and 2017, the Company had 42,148,247 and 2,272,609 shares of common stock outstanding, respectively. As of December 31, 2018 and 2017, the Company had zero shares of preferred stock outstanding.
Common Stock
On July 2, 2018, the Company completed its initial public offering, or IPO, and issued 13,455,000 shares of common stock at an offering price of $19.00 per share for net proceeds of approximately $237.7 million, after deducting underwriting discounts and commissions of $17.9 million. Upon the closing of the IPO, all of the 104,225,638 shares of convertible preferred stock outstanding were automatically converted on a 1:3.98 basis into 26,187,321 shares of common stock.
Common stock reserved for future issuance, on an as if converted basis, consisted of the following.

	December 31, 2018	December 31, 2017
Convertible preferred stock, issued and outstanding	—	26,163,217
Stock options and RSUs issued and outstanding	4,599,307	3,588,663
Stock options, RSUs and ESPP shares authorized for future issuance	4,534,784	884,947
Total	9,134,091	30,636,827

Convertible Preferred Stock
As of December 31, 2017, convertible preferred stock consisted of the following.

	December 31, 2017
(in thousands, except share amounts)	Authorized Shares	Shares Issued and Outstanding	Net Proceeds	Aggregate Liquidation Preference
Shares designated as:
Series A convertible preferred stock	11,398,694	11,302,758	$9,800	$10,014
Series B convertible preferred stock	32,526,878	32,526,878	29,618	30,250
Series C convertible preferred stock	35,806,451	35,806,451	50,347	55,500
Series D convertible preferred stock	24,500,000	24,493,615	57,305	57,560
Total	104,232,023	104,129,702	$147,070	$153,324
NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
During 2013, the Company adopted an equity compensation plan, the 2013 Equity Incentive Plan, or 2013 Plan, for eligible employees, officers, directors, advisors, and consultants. The 2013 Plan provided for the grant of incentive and non-statutory stock options. In the year ending December 31, 2016, in conjunction with the closing of the Company’s Series C financing, the number of shares of common stock reserved for issuance under the 2013 Plan was increased to 2,912,058. In the year ending December 31, 2017, in conjunction with the closing of the Company’s Series D financing, the number of shares of common stock reserved for issuance under the 2013 Plan was increased to 4,532,661. In the year ending December 31, 2018, the number of shares of common stock reserved for issuance under the 2013 Plan was increased to 4,935,929.
In June 2018, the Company's board of directors and stockholders approved the 2018 Equity Incentive Plan, or 2018 Plan. Any shares of common stock covered by awards granted under the 2013 Plan that terminate after June 22, 2018 by expiration, forfeiture, or cancellation were added to the 2018 Plan reserve and shares available for future issuance under the 2013 Plan were canceled.
The initial number of shares of common stock available for issuance under the 2018 Plan was 4,000,000. Unless our board of directors provides otherwise, beginning on January 1, 2019 and continuing until the expiration of the 2018 Plan, the total number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually on January 1 by the lesser of (i) 3,200,000 shares of Common Stock, (ii) 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year and (iii) an amount determined by the board of directors. Under the 2018 Plan, any shares that are forfeited or expired are added back to the shares available for issuance. As of December 31, 2018, 3,752,893 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2018 Plan.
The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the plans. Options granted by the Company vest over a period of one to four years and are exercisable after they have been granted for up to 10 years from the date of grant. Per the company’s equity incentive plan, the term of the option expires, upon the earliest of 1) termination of continuous service for cause 2) three months after the termination of continuous service for reasons other than cause, death or disability 3) twelve months after the termination of continuous service due to disability 4) eighteen months after the employee’s death if the employee died during the period of continuous service 5) expiration date in the grant notice or 6) the day before the tenth anniversary of the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant.
The 2013 Plan and the 2018 Plan allow for early exercise where the option holders may exercise their options prior to vesting. Common stock that is issued upon the early exercise of options is subject to repurchase by the Company at the original exercise price at the option of the Company. As of December 31, 2018 and December 31, 2017, there were 20,193 and 366 shares of common stock that were subject to repurchase with an aggregate purchase price of approximately $88,940 and $350 at an average repurchase price of $4.40 and $0.96 per share, respectively.

The following table summarizes stock option activity under the plans for the years ended December 31, 2018 and 2017.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Balance at December 31, 2016	2,259,011	$1.13	9.2
Granted	1,354,235	2.21
Exercised	(7,286)	0.76
Forfeited or canceled	(17,297)	0.87
Balance at December 31, 2017	3,588,663	1.54	8.5
Granted	1,627,556	15.21
Exercised	(219,974)	1.37
Forfeited or canceled	(418,730)	6.13
Balance at December 31, 2018	4,577,515	$5.99	8.0	$84,290
Vested and expected to vest at December 31, 2018	4,304,521	$5.62	7.9	$80,514
All outstanding options can be early exercised.
Beginning in the fiscal year ending December 31, 2018, the Company began issuing restricted stock units, or RSUs, to directors under the 2018 Plan. Awards granted to directors vest on the earlier of the one-year anniversary of the award's date of grant, or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant.
The following table summarizes RSU activity under the 2018 Plan for the year ended December 31, 2018.

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2017	—	—
Granted	21,792	19.00
Vested	—
Forfeited	—
Unvested balance at December 31, 2018	21,792	$19.00
There were no RSUs that vested during the year ended December 31, 2018.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors and stockholders approved the Tricida Inc. ESPP. The ESPP allows eligible employees to have up to 15 percent of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 2,500 shares in an offering period, whichever is less. An offering period consists of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees can purchase the Company’s common stock at the end of the offering period at 85% of the lower of the closing price of our common stock on The Nasdaq Global Select Market on the first and last day of the offering periods.
The initial number of shares of common stock available for issuance under the ESPP, was 800,000. Unless the Company's board of directors provides otherwise, beginning on January 1, 2019, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first trading day in January of each calendar year during the term of the ESPP by an amount equal to the lesser of (i) one percent (1%) of the total number of shares issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 800,000 shares or (iii) an amount determined by the board of directors.

In the year ended December 31, 2018, the Company issued 18,109 shares under the ESPP, representing approximately $0.4 million in employee contributions. As of December 31, 2018, there were 781,891 shares reserved for future issuance under the ESPP.
Stock Option Valuation Assumptions
As stock-based compensation recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of stock options at the date of the grant. The Black-Scholes model includes inputs that require the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return, and the estimated fair value of the underlying common stock on the date of grant.
Expected Term:    The expected term of the options represents the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting term and the contractual term, also known as the simplified method.
Expected Volatility:    Since the Company does not have sufficient trading history for its common stock, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of Tricida’s stock-based awards.
Risk-Free Interest Rate:    The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.
Expected Dividends:    The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future.
The fair value of the stock options granted to employees was calculated with the following assumptions.

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	1.7%	1.7% - 1.8%
Expected volatility	64.6%	72.7% - 78.5%	76.3% - 78.4%
Expected term (in years)	5.8	6.2 - 6.3	6.2 - 6.3
Expected dividends	—%	—%	—%
The fair value of the stock options granted to nonemployees was calculated with the following assumptions.

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	1.7% - 2.2%	2.1% - 2.2%
Expected volatility	68.4%	70.8% - 73.1%	80.1% - 80.4%
Expected term (in years)	10.0	6.5 - 8.9	8.6 - 8.7
Expected dividends	—%	—%	—%
The following table summarizes the weighted-average fair value per share of stock options granted and the total intrinsic value of stock options exercised (in thousands) for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Stock options granted - weighted-average grant date fair value per share	$10.39	$1.67	$1.11
Stock options exercised - intrinsic value	1,935	30	17

Stock-Based Compensation
The following table presents stock-based compensation expense as reported in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Research and development	$2,643	$379	$185
General and administrative	2,509	497	87
Total	$5,152	$876	$272
The following table presents stock-based compensation expense by award type as reported in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Stock options	$4,806	$876	$272
RSUs	202	—	—
ESPP	144	—	—
Total	$5,152	$876	$272
As of December 31, 2018 and December 31, 2017, there was approximately $15.0 million and $2.7 million, respectively, of unrecognized stock-based compensation associated with stock options, which the Company expects to recognize over a weighted-average period of 2.4 and 2.8 years, respectively. As of December 31, 2018, there was approximately $0.2 million of unrecognized stock-based compensation associated with RSUs, which the Company expects to recognize over a weighted-average period of 0.5 years.
NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(In thousands, except share and per share amounts)	2018	2017	2016
Numerator:
Net loss	$(102,808)	$(41,290)	$(28,651)
Denominator:
Weighted average common shares outstanding	22,158,354	2,267,732	2,255,897
Less: weighted average shares subject to repurchase	(12,162)	(130,042)	(429,857)
Weighted average number of shares used in basic and diluted net loss per share	22,146,192	2,137,690	1,826,040
Net loss per share, basic and diluted	$(4.64)	$(19.32)	$(15.69)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive.

	December 31,
	2018	2017	2016
Series A convertible preferred stock	—	2,839,886	2,839,886
Series B convertible preferred stock	—	8,172,579	8,172,579
Series C convertible preferred stock	—	8,996,586	4,907,597
Series D convertible preferred stock	—	6,154,166	—
Warrants to purchase preferred or common stock	106,916	24,104	24,104
Common stock subject to repurchase	20,193	366	8,793
Options and RSUs issued and outstanding	4,599,307	3,588,663	2,259,011
Total	4,726,416	29,776,350	18,211,970
NOTE 10. INCOME TAXES
The Company did not record a provision or benefit for income taxes during the years ended December 31, 2018, 2017 and 2016. The significant components of the Company’s net deferred tax assets as of December 31, 2018 and 2017 are shown below.

	December 31,
(in thousands)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$45,215	$24,939
Research and development credits	4,090	2,807
Capitalized assets	23	79
Accruals and reserves	390	149
Other—net	806	90
Gross deferred tax assets	50,524	28,064
Valuation allowance	(50,524)	(28,064)
Net deferred tax assets	$—	$—
A valuation allowance is established when it is more likely than not that a deferred tax asset will not be realized. As of December 31, 2018 and 2017, the Company's valuation allowance was $50.5 million and $28.1 million, respectively. The valuation allowance increased by $22.4 million for the year ended December 31, 2018. The change in the 2018 valuation allowance was primarily due to the addition of the 2018 net operating loss carryforwards.
The following is a reconciliation between the U.S. federal income statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21%	34.0%	34.0%
State income taxes, net of federal benefit	—	5.8	5.8
Stock-based compensation	(0.2)	(0.7)	(0.3)
Permanent adjustments	(0.1)	4.2	(3.4)
Change to valuation allowance	(21.9)	(19.6)	(39.3)
Tax Cuts and Jobs Act Impact	—	(25.4)	—
Research and development credits	1.3	1.6	3.2
Other	(0.1)	—	—
Effective tax rate	—%	—%	—%
On December 22, 2017, the Tax Cut and Jobs Act, or Tax Act, was signed into law. Among other changes under the Tax Act was a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets at December 31, 2017, as the changes in tax law are accounted for in the period of enactment, resulting in a reduction in the value of our net deferred tax assets of approximately $10.5 million, offset by a $10.5 million change in valuation allowance as of that date.
As of December 31, 2018, the Company had approximately $185.5 million of federal net operating losses available for future use. Federal net operating losses incurred prior to January 1, 2018 of approximately $89.1 million expire beginning in 2033 while federal net operating losses incurred after December 31, 2017 of approximately $96.4 million will have an indefinite carryforward period, subject to annual limitations. Federal research credits of approximately $3.6 million that are available for future use expire beginning in 2033.
At December 31, 2018, the Company also had approximately $89.6 million of state net operating losses available for future use that expire beginning in 2033 and state research credits of approximately $2.1 million that have no expiration date.
Utilization of the net operating loss carryforwards and the research and development credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended, as well as similar state and foreign provisions.
The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the net operating loss or research credit carryforwards would be subject to an annual limitation under Section 382 of the Code. Such limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term and tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss or research credit carryforwards before utilization. Further, until a study is completed, and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
ASC Topic 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $1.3 million and $0.8 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on continuing operations. The beginning and ending gross unrecognized tax benefits amounts are as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$819	$574	$390
Additions for tax positions related to prior year	—	2	19
Decrease related to prior year tax provisions	—	(92)	(101)
Additions for tax positions related to current year	478	335	266
Gross unrecognized tax benefits at end of year	$1,297	$819	$574
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2018.
The Company’s tax jurisdictions are the United States and California. The Company’s tax years from 2013 to 2018 will remain open for examination by the federal and state authorities for three and four years respectively, from the date of utilization of any net operating loss or tax credits. The Company is not currently subject to income tax examinations by any authority.
NOTE 11. SUBSEQUENT EVENTS

On March 27, 2019, the Company modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan is increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan is extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million principal outstanding under the Term Loan with Hercules remains outstanding, and additional tranches of $20.0 million and $15.0 million will be available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that the Company obtains final approval from the FDA for the NDA for TRC101. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon request by the Company and the approval of Hercules' investment committee. The Term Loan bears interest at a floating per annum interest rate equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 6.00% and (y) 9.85%. The maturity date is extended to April 1, 2023, and may be extended to April 1, 2024 if the tranche of $75.0 million described above is drawn. The Company will initially be making interest-only payments until April 1, 2021. If the Company achieves certain performance milestones and financial covenants, the interest-only period could be extended for up to an additional 24 months. Upon expiration of the interest-only period, the Company will repay the Term Loan in equal monthly installments comprised of principal and interest, based on a 30 month amortization schedule, through maturity. The Company will pay an additional amount of (a) $2.6 million due on March 1, 2022 and (b) the product of 7.55% and the aggregate loans funded under the Term Loan due at maturity or on any earlier date on which the loans become due. If we prepay the Term Loan we will be required to pay a prepayment charge equal to (i) 2.00% of the amount being prepaid at any time during the first 12 months following the effective date of the third amendment (ii) 1.50% of the amount being prepaid after 12 months but prior to 24 months following the effective date of the third amendment (iii) 1.00% of the amount being prepaid after 24 months but prior to 36 months following the effective date of the third amendment and (iv) zero if prepaid any time after 36 months following the effective date of the third amendment but prior to the maturity.
In conjunction with the third amendment, the Company issued warrants to Hercules to purchase 16,721 shares of its common stock with an exercise price of $23.92 per share. In connection with each subsequent draw down under the tranches described above, the Company is obligated to issue additional warrants to purchase a number of shares of the Company's common stock determined by dividing (x) an amount equal to 1.0% of the principal amount of the applicable tranche by (y) a volume weighted average price.
The Company is currently evaluating the accounting impact of the loan modification.
NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents certain unaudited quarterly financial information for the years ended December 31, 2018 and 2017. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-3.98 reverse stock split effected on June 15, 2018.

	2018
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Operating expenses	$20,098	$25,279	$29,408	$28,810
Net loss	(20,504)	(25,362)	(29,098)	(27,844)
Net loss per share, basic and diluted	$(9.00)	$(10.89)	$(0.71)	$(0.66)

	2017
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Operating expenses	$8,669	$6,922	$10,874	$20,657
Net loss	(2,209)	(7,726)	(10,805)	(20,550)
Net loss per share, basic and diluted	$(1.08)	$(3.60)	$(4.81)	$(9.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as an “emerging growth company” under the Jumpstart Our Business Startups Act, our independent registered public accounting firm is not required to issue such an attestation report.
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2018. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information required by this Item regarding our Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation for Directors” in our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees” in our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements
The financial statements filed as part of this report are included in Part II, Item 8. of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
Financial statement schedules have been omitted as the information required is not applicable or the information is presented in the financial statements and related notes included in Part II, Item 8. of this Annual Report on Form 10-K.
(b) Exhibits
The exhibits included in the exhibit index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 2, 2018).

3.2	Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 2, 2018).

4.1
Amended and Restated Investor Rights Agreement among the Registrant and certain of its stockholders, dated November 7, 2017, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

4.2
Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain of its stockholder, dated February 28, 2018 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

4.3	Specimen common stock certificate of the Registrant (incorporated by reference to 4.3 to the Registration Statement on form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

4.4
Warrant Agreement to Purchase Shares of Common Stock, dated February 28 2018, between the Registrant and Hercules Capital, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

4.5
Warrant Agreement to Purchase Shares of Common Stock, dated February 28, 2018, between the Registrant and Hercules Technology III, L.P. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

4.6
Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of December 28, 2018 (incorporated by reference to Exhibit 4.1 to the Current report on Form 8-K filed on January 3, 2019).

4.7	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 28, 2019).

4.8	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 28, 2019).

10.1^
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.2^	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.3^
Form of Director Restricted Stock Unit Award Agreement (annual grant) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.4^	Form of Director Stock Option Agreement (annual grant) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.5^	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.6
Loan and Security Agreement, dated February 28, 2018, among the Registrant, Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.7
First Amendment to Loan and Security Agreement and First Amendment to Warrants, dated as of April 10, 2018, among the Registrant, Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.8
Second Amendment to Loan and Security Agreement, dated as of October 15, 2018, among the Registrant, Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2018).

10.9
Third Amendment to Loan and Security Agreement, dated as of March 27, 2019 among Tricida Inc., Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2019).

10.10
Lease Agreement, dated April 4, 2014, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.11
First Amendment to Lease, dated August 2, 2017, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.12+	Master Development/Validation Services and Clinical/Launch Supply Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.13^	Tricida, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on February 22, 2019).

10.14^
Form of Tricida, Inc. Executive Severance Benefit Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Taxonomy

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	Management contracts and compensation plans and arrangements.
+	Confidential treatment with respect to specific portions of this Exhibit has been granted, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRICIDA, INC.
Dated: March 29, 2019

TRICIDA, INC.

By:	/s/ Gerrit Klaerner

Name: Gerrit Klaerner, Ph.D.
Title: Chief Executive Officer and President
SIGNATURES AND POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerrit Klaerner and Geoffrey M. Parker, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Gerrit Klaerner	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2019
Gerrit Klaerner, Ph.D.

/s/ Geoffrey M. Parker	Chief Financial Officer (Principal Financial Officer)	March 29, 2019
Geoffrey M. Parker

/s/ Steffen Pietzke	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2019
Steffen Pietzke

/s/ Klaus Veitinger	Chairman of the Board of Directors	March 29, 2019
Klaus Veitinger, M.D., Ph.D., M.B.A.

/s/ Robert J. Alpern	Director	March 29, 2019
Robert J. Alpern, M.D.

/s/ David Bonita	Director	March 29, 2019
David Bonita, M.D.

/s/ Sandra I. Coufal	Director	March 29, 2019
Sandra I. Coufal, M.D.

/s/ Kathryn Falberg	Director	March 29, 2019
Kathryn Falberg

/s/ David Hirsch	Director	March 29, 2019
David Hirsch, M.D., Ph.D.