Form 10-K/A
period 2018-12-31
Tricida, Inc.
filed 2019-04-01
CIK 1595585

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 29, 2019, the Registrant had 42,671,092 shares of common stock, par value $0.001 per share, outstanding.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Tricida, Inc. (the "Company," “we”, “us”, or “our”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Form 10-K”).
This Amendment is being filed to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K are amended and restated in their entirety as set forth in this Amendment. In addition, this Amendment amends and restates Item 9A of the Original Form 10-K. Item 9A of the Original Form 10-K is hereby deleted in its entirety, and amended and restated in its entirety as set forth in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART II
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
Management’s Annual Report on Internal Control Over Financial Reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors, as of December 31, 2018.

Name	Age	Position(s)
Executive Officers
Gerrit Klaerner, Ph.D.	48	President and Chief Executive Officer, Director
Geoffrey M. Parker	54	Chief Financial Officer and Senior Vice President
Edward J. Hejlek, Esq.	63	General Counsel and Senior Vice President
Claire Lockey	66	Chief Development Officer and Senior Vice President
Wilhelm Stahl, Ph.D.	59	Chief Technology Officer and Senior Vice President
Dawn Parsell, Ph.D.	57	Senior Vice President of Clinical Development
Susannah Cantrell, Ph.D.	50	Chief Commercial Officer and Senior Vice President

Non-Employee Directors
Klaus Veitinger, M.D., Ph.D., M.B.A.(1)	57	Chairman of the Board
Robert J. Alpern, M.D.(1)	68	Director
David Bonita, M.D.(1)(2)(3)	43	Director
Sandra I. Coufal, M.D.(2)	55	Director
Kathryn Falberg(3)	58	Director
David Hirsch, M.D., Ph.D.(2)(3)	48	Director
________________

(1)	Member of the nominating and corporate governance committee.

(2)	Member of the compensation committee.

(3)	Member of the audit committee.
Executive Officers
Dr. Gerrit Klaerner, Ph.D., our founder, has served as a member of our board of directors since July 2013 and as our Chief Executive Officer and President since August 2013. Dr. Klaerner was a founder of Relypsa, Inc. and served as its President and as a member of its board of directors from October 2007 until June 2013. Dr. Klaerner co-founded Ilypsa, Inc. in 2003 and served as its Chief Business Officer and Senior Vice President from December 2006 until July 2007 and its Director of Technology Assessment and Business Development from January 2003 until December 2006. Dr. Klaerner served in Symyx Technologies, Inc. from October 1998 until January 2003 as Staff Scientist, Senior Staff Scientist and Director of Business Development. Dr. Klaerner received his Ph.D. in polymer and organic chemistry from the Max Planck Institute for Polymer Research in Mainz, Germany, his M.S. in Chemistry from the Philipps University of Marburg and completed post-doctoral research at Stanford University and the IBM Almaden Research Center.
We believe that Dr. Klaerner is qualified to serve as our President and Chief Executive Officer and on our board of directors because of his extensive experience in leadership and management roles at various life sciences companies.
Mr. Geoffrey M. Parker has served as our Senior Vice President and Chief Financial Officer since April 2017. Mr. Parker previously served as Chief Financial Officer of Anacor Pharmaceuticals, Inc. from September 2010 to May 2015. From 1997 to 2009, Mr. Parker led the West Coast Healthcare Investment Banking practice at Goldman Sachs. Mr. Parker has served as a member of the board of directors of Perrigo Company plc, Genomic Health, Inc., and ChemoCentryx, Inc. since November 2016, June 2016, and December 2009, respectively. Mr. Parker was also a member of the board of directors of Sunesis Pharmaceuticals, Inc. from March 2016 until December 2017. Mr. Parker holds an AB degree in Economics and Engineering Sciences from Dartmouth College and an M.B.A. from Stanford University.

Mr. Edward J. Hejlek, Esq., has served as our Senior Vice President and General Counsel since January 2016. Mr. Hejlek served as a Partner at Bryan Cave Leighton Paisner LLP from April 2008 until December 2015 and as an attorney at Senniger Powers LLP from 1983 until March 2008 (Partner from 1986 to March 2008). Mr. Hejlek also served as outside patent counsel to Ilypsa, Inc. from 2005 until March 2008 and as outside patent counsel to Relypsa, Inc. from 2007 to March 2008. He was an adjunct professor of law at the Saint Louis University School of Law from 1987 until 2012. He received a J.D. from University of Missouri-Columbia and a B.S. in Chemical Engineering from Washington University.
Ms. Claire J. Lockey has served as our Senior Vice President and Chief Development Officer since November 2015. Ms. Lockey served as the Senior Vice President of Pharmaceutical Development and Regulatory Affairs at Relypsa, Inc. from February 2010 until November 2015. Ms. Lockey served as Vice President of Regulatory Affairs at FibroGen, Inc. from July 2003 until January 2010 and has held similar executive-level positions at other biopharmaceutical companies including Titan Pharmaceuticals, Inc., Layton Bioscience, Inc., Connetics Corporation and Gore Hybrid Technologies, Inc., as well as a consulting position at Synergia LLC from 1985 until 1995. She received a B.A. in Biology from Boston University.
Dr. Wilhelm Stahl, Ph.D., has served as our Senior Vice President and Chief Technology Officer since February 2017. Dr. Stahl served in a number of roles, including as Senior Vice President of Pharmaceutical Operations and as Chief Technology Officer, at Relypsa, Inc. from September 2011 until January 2017. Since January 2009, Dr. Stahl has been Managing Director of Rondaxe Deutschland OHG, a subsidiary of Rondaxe Enterprises, LLC, a consulting firm, providing consulting services and strategic advice on CMC aspects of drug development, supply chain management and strategic business support, where he was a Managing Partner from October 2009 to September 2011. From 2005 to 2008, Dr. Stahl was Head of the Pharma Custom Manufacturing business of Saltigo GmbH, a subsidiary of Lanxess AG. He received a Ph.D. in Chemistry from the Institute for Organic Chemistry and Biochemistry at the University of Bonn.
Dr. Dawn Parsell, Ph.D., has served as our Senior Vice President of Clinical Development since August 2018.  Dr. Parsell has over 24 years of biotechnology and pharmaceutical industry experience, where she has been involved in the successful development and approval of nine FDA-approved drugs.  She has served as an independent regulatory consultant to the industry since 2001, providing strategic and tactical clinical and regulatory support to her clients, including assisting in the design and implementation of Tricida’s TRC101 development program since 2014.  From 1994 to 2001, Dr. Parsell worked at Connetics Corporation in discovery, clinical development and regulatory affairs positions, most recently as Director of Regulatory Affairs.  Dr. Parsell received a B.S. in Biochemistry and Genetics/Cell Biology with Distinction from the University of Minnesota, a Ph.D. in Biology from the Massachusetts Institute of Technology and completed a post-doctoral research fellowship at the Howard Hughes Medical Institute at The University of Chicago.
Dr. Susannah Cantrell, Ph.D., has served as our Senior Vice President and Chief Commercial Officer since January 2019. Dr. Cantrell has over 20 years of commercial industry experience across sales, operations, marketing and global commercial strategy with therapeutic experience in cell therapy, oncology, inflammation, anti-infectives, cardiology, neurology and endocrinology. She most recently served as Vice President & Head, Global Commercial Strategy and Marketing Oncology at Gilead Sciences, Inc. where she has been instrumental in leading and building its oncology business franchise from 2011 to present. While at Gilead, she led global marketing for YESCARTA, ZYDELIG and pre-launch activities for andecaliximab and the company’s B-Cell portfolio. Prior to her time at Gilead, Dr. Cantrell held various senior level positions at Genentech/Roche from 2005 to 2011, including marketing, strategic business planning and sales. She participated in life-cycle management and the pre-launch and commercial launch of several products, including RITUXAN, HERCEPTIN, AVASTIN and TARCEVA. Dr. Cantrell also led the pre-launch and commercialization activities for Genentech’s BioOncology pipeline. Prior to Genentech, Dr. Cantrell held sales and marketing positions at GlaxoSmithKline, where she managed the anti-infective portfolio, including the AUGMENTIN, TIMENTIN and BACTROBAN. Dr. Cantrell holds a BA in biology from Westminster College and a PhD in biochemistry from the University of Missouri-Columbia.
Non-Employee Directors
Dr. Klaus R. Veitinger, M.D., Ph.D., M.B.A., has served as a member of our board of directors since February 2014 and as our chairman of the board since September 2015. Dr. Veitinger has served as a Venture Partner with OrbiMed Advisors LLC, an affiliate of one of our principal shareholders, since October 2007. Prior to OrbiMed Advisors, Dr. Veitinger was a Member of the Executive Board of Schwarz Pharma AG and the Chief Executive Officer of Schwarz Pharma, Inc. with responsibility for the U.S. and Asia businesses. Dr. Veitinger has served on the boards of public companies, including Intercept Pharmaceuticals, Inc. from August 2012 until July 2016 and Relypsa,

Inc. from October 2010 until June 2015, and currently serves on the board of scPharmaceuticals, Inc. since November 2017. Dr. Veitinger currently serves on the boards of directors of the following private companies: Neurogastrx, Inc. and Promentis Pharmaceuticals, Inc. For seven years he was a Director of PhRMA. Dr. Veitinger received his M.D. and his doctorate (Ph.D.) from the University of Heidelberg. He earned his M.B.A. at INSEAD in France.
We believe that Dr. Veitinger is qualified to serve on our board of directors due to his management and investment experience in the life sciences sector and medical and scientific background.
Dr. Robert J. Alpern, M.D., has served as a member of our board of directors since October 2013 and as chairman of our Scientific Advisory Board from October 2013 through May 2018. Dr. Alpern has served as the Ensign Professor of Medicine (Nephrology), Professor of Internal Medicine, and Dean of Yale School of Medicine since June 2004. He served as a Member of Scientific Advisory Board at Relypsa, Inc. from 2007 until 2014 and Ilypsa, Inc. from 2004 until 2007. From July 1998 until June 2004, Dr. Alpern was the Dean of The University of Texas Southwestern Medical School. Dr. Alpern has also served as a director of AbbVie Inc. since January 2013, Abbott Laboratories since October 2008 and has served on the board of trustees of Yale-New Haven Hospital since 2005. Dr. Alpern was on the leadership committee of the American Society of Nephrology and served as its president. Dr. Alpern has held or been awarded field-specific journal editorial board and fellowship positions, leadership positions in advisory councils and associations, and teaching awards. Dr. Alpern received his M.D. from the University of Chicago Pritzker School of Medicine and his B.A. in Chemistry from Northwestern University.
We believe that Dr. Alpern is qualified to serve on our board of directors due to his extensive background in medicine and his experience as a board member in the life sciences industry.
Dr. David Bonita, M.D., has served as a member of our board of directors since January 2014. Since June 2013, Dr. Bonita has held the position of Private Equity Partner at OrbiMed Advisors LLC, an affiliate of one of our principal shareholders. From June 2004 to June 2013, Dr. Bonita held other positions at OrbiMed. Dr. Bonita has served on the boards of directors of Clementia Pharmaceuticals Inc. and Si-Bone, Inc. since April 2013 and April 2014, respectively. Dr. Bonita also previously served on the boards of directors of Ambit Biosciences Corporation, Loxo Oncology, Inc. and ViewRay Inc. Dr. Bonita currently serves on the boards of directors of the following private companies: Acutus Medical Inc., Imara Inc., Kyn Therapeutics Inc., Prelude Therapeutics Inc. and Sublimity Therapeutics, Inc.; and has previously served on the board of directors of CardiAQ Valve Technologies, Cryterion Medical Inc., Enobia Pharma Inc. and Keystone Heart Ltd. Dr. Bonita has also worked as a corporate finance analyst in the healthcare investment banking groups of Morgan Stanley and UBS. He has published scientific articles in peer-reviewed journals based on signal transduction research performed at the Harvard Medical School. He received his A.B. in Biological Sciences from Harvard University and his joint M.D./M.B.A. from Columbia University.
We believe Dr. Bonita is qualified to serve on our board of directors due to his significant scientific and industry knowledge, as well as valuable experience gained from prior board service.
Dr. Sandra I. Coufal, M.D., has served as a member of our board of directors since July 2013 and as a member of our Scientific Advisory Board since August 2013. Dr. Coufal is a co-founder and has served as a co-manager of Sibling Capital Ventures LLC, an affiliate of one of our principal stockholders, since 2013. Dr. Coufal was a co-founder and a co-manager of Sibling Capital, LLC from 2012 to 2016. For the past 18 years, Dr. Coufal has been the Biomedical Advisor for the Genomics Institute of the Novartis Research Foundation. Dr. Coufal served as the Head of the Division of Internal Medicine at the Torrey Pines site of Scripps Clinic from 1997 until 1999, was a member of the board of directors of Scripps Green Hospital from 1997 until 1999. Dr. Coufal founded and served on Relypsa, Inc.’s Scientific Advisory Board since 2007 and was a co-founder of Ilypsa’s Scientific Advisory Board. Dr. Coufal has served on the boards of directors of BioAesthetics Corporation and SafetySpot Inc., since February 2016 and March 2017, respectively. Dr. Coufal served as Associate Faculty in the Division of Internal Medicine for the University of California San Diego, unsalaried. She completed an internship and residency in Internal Medicine at the University of Texas Southwestern Medical School at Dallas. Dr. Coufal received her M.D. from the University of Texas Southwestern Medical School at Dallas and received her B.S. in Science Preprofessional Studies from the University of Notre Dame and was designated a Notre Dame Scholar.
We believe that Dr. Coufal is qualified to serve on our board of directors due to her experience as an investor in the life sciences industry and her extensive experience as a practicing physician.
Ms. Kathryn Falberg has served as a member of our board of directors since May 2018. From March 2012 to March 2014, Ms. Falberg served as the Executive Vice President and Chief Financial Officer of Jazz

Pharmaceuticals plc. From December 2009 to March 2012, Ms. Falberg held the position of Senior Vice President and Chief Financial Officer of Jazz Pharmaceuticals plc. From 2001 through 2009, Ms. Falberg worked with a number of smaller companies while serving as a corporate director and audit committee chair for several companies. From 1995 to 2001, Ms. Falberg served various roles at Amgen Inc., including as Senior Vice President, Finance and Strategy, and Chief Financial Officer, and as Vice President, Chief Accounting Officer, and as Vice President, Treasurer. Ms. Falberg currently serves on the boards of public companies, including Aimmune Therapeutics, Inc., Arcus Biosciences, Inc., Urogen Pharma Ltd., and The Trade Desk, Inc. Ms. Falberg previously served on the boards of directors of Axovant Sciences, Ltd., BioMarin Pharmaceutical Inc., Medivation Inc., Halozyme Therapeutics, Inc., aTyr Pharma, Inc., and multiple other companies. Ms. Falberg is an inactive certified public accountant. Ms. Falberg holds an M.B.A. in Finance and B.A. in Economics from the University of California, Los Angeles.
We believe Ms. Falberg is qualified to serve on our board of directors due to her extensive background in the life science industry and her leadership experience as senior financial executive, director and audit committee member of various other companies in the life science industry.
Dr. David Hirsch, M.D., Ph.D., has served as a member of our board of directors since July 2016. Since 2007, Dr. Hirsch has served as a Founder and Managing Director at Longitude Capital Management, an affiliate of one of our principal shareholders, where he focuses on investments in biotechnology. From 2005 to 2006, Dr. Hirsch was Vice President of Pequot Ventures where he worked in the life sciences practice. Prior to Pequot Ventures, Dr. Hirsch was an Engagement Manager in the pharmaceutical practice of McKinsey & Co. Dr. Hirsch currently serves on the boards of directors of the following public companies: Collegium Pharmaceutical, Inc., since 2012, and Molecular Templates, Inc., since 2017. Dr. Hirsch also serves on the boards of directors of the following private companies: Inflazome, Ltd., Poseida Therapeutics, Inc., Rapid Micro Biosystems, Inc., and Velicept Therapeutics, Inc., and Dr. Hirsch previously served on the boards of directors of Civitas Therapeutics, Inc., Precision Therapeutics, Inc., and Zavante Therapeutics, Inc. Dr. Hirsch received his B.A. in Biology from The Johns Hopkins University, his M.D. from Harvard Medical School and his Ph.D. in Biology from the Massachusetts Institute of Technology.
We believe that Dr. Hirsch is qualified to serve on our board of directors due to his perspective and experience as an investor and board member in the life sciences industry, as well as his strong medical and scientific background.
Board Composition
Our board of directors currently consists of seven members. The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Each of our current directors continues to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, each of our directors, executive officers and any person beneficially owning more than 10 percent of the outstanding shares of common stock is required to report his, her or its ownership of common stock and any change in that ownership, on a timely basis, to the SEC. Based solely upon a review of SEC Forms 3, 4 and 5 and amendments thereto furnished to us during or with respect to the past fiscal year and written representation provided to us, we believe that all applicable acquisitions and dispositions of common stock, including grants of options and awards under our equity compensation plans, were filed on a timely basis for the past fiscal year.
Director Independence
Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Our board of directors has determined that Dr. Klaus Veitinger, Dr. Robert Alpern, Dr. David Bonita, Dr. Sandra Coufal, Ms. Kathryn Falberg and Dr. David Hirsch qualify as “independent” directors in accordance with the Nasdaq listing requirements. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
Classified Board of Directors
In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Dr. Sandra Coufal and Dr. David Hirsch, and their terms will expire at the annual meeting of stockholders to be held in 2019;

•	the Class II directors are Dr. Robert Alpern and Dr. David Bonita, and their terms will expire at the annual meeting of stockholders to be held in 2020; and

•	the Class III directors are Ms. Kathryn Falberg, Dr. Gerrit Klaerner and Dr. Klaus Veitinger, and their terms will expire at the annual meeting of stockholders to be held in 2021.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.
Leadership Structure of the Board
Our amended and restated bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the board and Chief Executive Officer and/or the implementation of a lead director in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Dr. Klaus Veitinger currently serves as the Chairman of our board of directors.
As a general policy, our board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, Dr. Gerrit Klaerner serves as our President and Chief Executive Officer while Dr. Klaus Veitinger serves as the Chairman of our board of directors but is not an officer of the Company. Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors continues to periodically review our leadership structure and may make such changes in the future as it deems appropriate.
Board Role in Risk Oversight
Our Board takes an enterprise-wide approach to risk management that seeks to complement our organizational objectives, strategic objectives, long-term organizational performance and the overall enhancement of stockholder value. Our Board assesses and considers the risks we face on an ongoing basis, including risks that are associated with our financial position, our competitive position and the impact of our operations on our cost structure. In addition, our Board reviews and assesses information regarding cybersecurity risks with management. Our Board’s approach to risk management includes understanding the risks we face, analyzing them with the latest information available and determining the steps that should be taken to manage those risks, with a view toward the appropriate level of risk for a company of our size and financial condition.
Certain committees of our Board actively manage risk within their given purview and authority. Our audit committee has the responsibility for overseeing our major financial, legal, and regulatory risk exposures, which span a variety of areas including litigation, regulatory compliance, reputational and policy matters, financial reporting and cybersecurity. Our audit committee also oversees the steps our management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk and related compliance efforts. Our compensation committee evaluates risks arising from compensation policies and practices. Our nominating and corporate governance committee evaluates risks arising from our corporate governance practices. Each of our committees provide reports to the full board of directors regarding these and other matters.
Meetings of the Board
Our Board held 10 meetings during the year ended December 31, 2018. During 2018, each person currently serving as a director attended at least 75% of the aggregate of the total number of meetings of the Board and each committee of which he or she was a member. Each director is also encouraged and expected to attend the Company’s annual meeting of stockholders.
Board Committees
Our Board has established three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Each committee operates pursuant to a written charter that has been approved by our Board. A copy of the current charter for each of the audit committee, the compensation committee and the nominating and corporate governance committee is available on our website at tricida.com by selecting the “Investors” link and then the “Governance” link. We do not intend the website address listed in this proxy statement to be an active link or to otherwise incorporate the contents of our website into this proxy statement. The audit committee met four times in 2018, the compensation committee met four times in 2018 and the nominating and corporate governance committee met zero times in 2018.
Audit Committee
Our board of directors has an audit committee and our board of directors has adopted an audit committee charter, which defines the audit committee’s principal functions, including oversight related to:

•	our accounting and financial reporting process;

•	appointing our independent registered public accounting firm;

•	evaluating the independent registered public accounting firm’s qualifications, independence and performance;

•	the compensation, retention, oversight of the work of, and termination of the independent registered public accounting firm;

•	discussing with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•	pre-approving all audit and permitted non-audit and tax services to be provided;

•	monitoring the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

•
reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviewing our critical accounting policies and estimates; and

•	reviewing the audit committee charter and the committee’s performance at least annually.
Our audit committee is composed of Dr. David Bonita, Kathryn Falberg and Dr. David Hirsch. Ms. Falberg serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Ms. Falberg is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement related to our initial public offering. Our board of directors has determined that each of Dr. Bonita, Dr. Hirsch and Ms. Falberg are independent under the applicable rules of Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.
Compensation Committee
Our board of directors has a compensation committee and our board of directors has adopted a compensation committee charter, which defines the compensation committee’s principal functions, including recommending policies relating to compensation and benefits of our directors, officers and employees. Among other matters, the compensation committee reviews and recommends corporate goals and objectives relevant to compensation of our Chief Executive Officer, evaluate the performance of our Chief Executive Officer in light of those goals and objectives and recommend to our board of directors the compensation of the Chief Executive Officer based on such evaluations. The compensation committee also recommends to our board of directors the issuance of stock options and other awards under our stock plans. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including adherence by the compensation committee to its charter. Our compensation committee is composed of Dr. David Bonita, Dr. Sandra Coufal and Dr. David Hirsch. Dr. Bonita serves as the chairperson of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.
Nominating and Corporate Governance Committee
Our board of directors has a nominating and corporate governance committee and our board of directors has adopted a nominating and corporate governance committee charter. The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. Among other matters, the nominating and corporate governance committee is responsible for developing and monitoring compliance with our corporate governance guidelines and reporting and making recommendations to our board of directors concerning governance matters. Our nominating and corporate governance committee is composed of Dr. Robert Alpern, Dr. David Bonita and Dr. Klaus Veitinger. Dr. Veitinger serves as the chairman of the committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2018, our compensation committee consisted of Dr. David Bonita, Dr. Sandra Coufal and Dr. David Hirsch. Dr. Bonita served as the chairperson of the committee. None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers on our board of directors or compensation committee.
Corporate Governance Guidelines
The Board has adopted corporate governance guidelines which provide the framework for our corporate governance along with our amended and restated certificate of incorporation, amended and restated bylaws, committee charters and other key governance practices and policies. Our Corporate Governance Guidelines cover a wide range of subjects, including the conduct of board meetings, independence and selection of directors, including board membership criteria, and board committee composition. The corporate governance guidelines are available on our website at tricida.com by selecting the “Investors” link and then the “Governance” link.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at tricida.com by selecting the “Investors” link and then the “Governance” link. Any amendments to the code, or any waivers of its requirements, are disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.
ITEM 11. EXECUTIVE COMPENSATION
The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the Tax Cut and Jobs Act, or JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
Overview
Our current executive compensation program is intended to align executive compensation with our business objectives and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as our historical compensation practices. In the case of new hire executive officers, their compensation is primarily determined based on the negotiations of the parties as well as our historical compensation practices. For 2018, the material elements of our executive compensation program were base salary, annual cash bonuses and equity-based compensation in the form of stock options.
This section provides a discussion of the 2018 compensation awarded to, earned by, or paid to our named executive officers. For 2018, these individuals were:

•	Gerrit Klaerner, Ph.D., President and Chief Executive Officer;

•	Geoffrey M. Parker, Senior Vice President and Chief Financial Officer;

•	Dawn Parsell, Ph.D., Senior Vice President of Clinical Development; and

•	Jeroen van Beek, Ph.D., Former Senior Vice President, Chief Commercial Officer.
Compensation of Named Executive Officers
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. Upon the recommendation of our independent compensation consultant, in 2018, the compensation committee of the board of directors, or the compensation committee, approved an increase in Dr. Klaerner’s base salary from $450,000 to $565,000 to further align his compensation with the competitive market. Under the terms of her 2018 offer of employment, Dr. Parsell is eligible to receive an annual base salary of $400,000. Under the terms of his 2018 offer of employment, Dr. van Beek was eligible to receive an annual base salary of $400,000. Please see the “Salary” column in the 2018 Summary Compensation Table for the base salary amounts received by each named executive officer in 2018.
Annual Cash Bonuses
Historically, we have provided our senior leadership team with short-term incentive compensation through our annual cash bonus plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. Our annual cash bonus program provides cash incentive award opportunities for the achievement of performance goals established by our board of directors at the beginning of each fiscal year.

The payment of awards under the 2018 annual cash bonus program applicable to the named executive officers was subject to the attainment of a number of goals relating to (i) clinical studies and regulatory developments (weighted 50% in the aggregate), (ii) regulatory and manufacturing developments (weighted 25% in the aggregate) and (iii) financial, strategic and general operational goals (weighted 25% in the aggregate).
Early in 2018, the board of directors established bonus targets for each participant in the annual bonus program, including each of the named executive officers. In connection with our initial public offering, the compensation committee increased the bonus targets for Dr. Klaerner and Mr. Parker in order to further align their compensation levels with the competitive market. Accordingly, the compensation committee increased Dr. Klaerner’s 2018 annual incentive target from 40% to 55% of base salary and increased Mr. Parker’s 2018 annual incentive opportunity from 30% to 40% of base salary. Dr. Parsell's 2018 annual incentive target was 30% of base salary, pro-rated for her service as an employee of the Company during 2018. Dr. van Beek's 2018 annual incentive target was 30% of base salary. Based on our 2018 performance, the compensation committee awarded payouts under our annual cash bonus program in a total payout of 100% of the target bonus opportunity.
Please see the “Non-Equity Incentive Compensation” column in the 2018 Summary Compensation Table for the amount of annual bonuses paid to each named executive officer in 2018.
Stock Options
To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, we have historically granted equity compensation in the form of stock options. Stock options generally vest 25% on the first anniversary of the vesting commencement date and in subsequent 1/48th increments for each subsequent month of continuous employment. Under the terms of the stock option agreements, executive officers have the option of exercising the stock option prior to vesting and receive restricted stock upon exercise, which is subject to the same vesting conditions applicable to the underlying stock options. In 2018, the board of directors (or, in the case of Dr. Parsell, the compensation committee) awarded Dr. Klaerner, Mr. Parker, Dr. Parsell and Dr. van Beek stock options to purchase 150,753, 35,175, 150,125 and 246,231 shares of our common stock, respectively.
2018 Summary Compensation Table
The following table shows information regarding the compensation of our named executive officers for services performed in the year ended December 31, 2018 and, to the extent required by applicable SEC executive compensation disclosure rules, December 31, 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Gerrit Klaerner, Ph.D.,	2018	$503,333	$—	$682,982	$310,750	$—	$1,497,065
President and Chief Executive Officer	2017	425,000	—	170,362	223,600	2,043	821,005
Geoffrey M. Parker,	2018	407,508	—	147,364	164,320	2,333	721,525
Senior Vice President & Chief Financial Officer	2017	287,388	—	272,547	142,200	2,333	704,468
Dawn Parsell, Ph.D.,(5)	2018	166,667	15,576	3,172,187	50,000	253,989	3,658,419
Senior Vice President of Clinical Development	2017	—	—	—	—	—	—
Jeroen van Beek, Ph.D.,(6)	2018	259,231	—	995,651	50,000	3,253	1,308,135
Former Senior Vice President, Chief Commercial Officer	2017	—	—	—	—	—	—
________________

(1)	The amounts reflect the base salaries earned during 2018 and 2017.

(2)	The amount represents a one-time bonus as follows: Dr. Parsell, $15,576.

(3)
For 2018, amounts reflect the aggregate grant date fair value of stock options awarded in 2018, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation based on the following assumptions: risk-free interest rate of 2.6%–3.0%; expected volatility of 51.4%–79.1%; expected term of 5.4–6.5 years and expected dividend rate of 0%.

(4)
The amounts represents payouts under our annual cash bonus program based on performance with respect to goals relating to (i) clinical studies and regulatory developments (weighted 50%), (ii) regulatory and manufacturing developments (weighted 25%) and (iii) financial, strategic and general operational goals (weighted 25%) for each named executive officer.

(5)
All other compensation for the year ended December 31, 2018 represents premiums for life insurance for Messrs. Klaerner, Parker and van Beek. Prior to August 1, 2018, Dr. Parsell provided her services to us through a consulting agreement, the amount in this column for Dr. Parsell represents the consulting fee that she received under this agreement.

(6)	Dr. van Beek served as SVP, Chief Commercial Officer from January 8, 2018 to August 31, 2018. In connection with his departure from the Company on August 31, 2018, his option awards were forfeited.
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table presents information regarding the outstanding stock options held by each of the named executive officers as of December 31, 2018. None of the named executive officers held any outstanding restricted stock or other equity awards as of that date.

Name	Grant Date(1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gerrit Klaerner Ph.D.	3/9/2015	3/1/2015	109,296	—	—	0.80	3/8/2025
	2/24/2016	1/1/2016	75,376	—	—	0.96	2/23/2026
	9/27/2016	6/8/2016	76,633	—	—	1.68	9/26/2026
	11/3/2016	10/1/2016	115,577	—	—	1.68	11/2/2026
	9/15/2017	9/1/2017	144,472	—	—	2.39	9/14/2027
	3/15/2018	3/15/2018	125,628	—	—	7.49	3/15/2028
	5/15/2018	5/15/2018	25,125	—	—	7.89	5/14/2028

Geoffrey M. Parker	6/15/2017	4/10/2017	251,256	—	—	1.84	6/14/2027
	9/15/2017	9/1/2017	30,150	—	—	2.39	9/14/2027
	3/15/2018	3/15/2018	35,175			7.49	3/15/2028

Dawn Parsell, Ph.D.	3/9/2015	12/19/2014	12,562	—	—	0.8	3/8/2025
	9/3/2015	9/3/2015	12,562	—	—	0.8	9/2/2025
	9/27/2016	6/8/2016	10,050	—	—	1.68	9/26/2026
	11/3/2016	10/1/2016	40,201	—	—	1.68	11/2/2026
	9/15/2017	9/1/2017	25,125	—	—	2.39	9/13/2027
	3/15/2018	3/15/2018	25,125	—	—	7.49	3/15/2028
	9/27/2018	8/1/2018	125,000	—	—	31.85	9/26/2028
________________

(1)	This option vests 25% on the first anniversary of the vesting commencement date and in subsequent 1/48th increments for each subsequent month of continuous employment.

(2)
Because options may be early exercised for restricted stock, options are reported in this table as “Exercisable.” Please see footnote (1) to this table for the vesting schedule applicable to the option awards.

Additional Narrative Disclosure
Executive Severance Benefit Plan
Each of our named executive officers participates in the Tricida, Inc. Executive Severance Benefit Plan, as amended, or the Executive Severance Plan. In the event a participant in the Executive Severance Plan experiences a termination without cause or resigns for good reason, each as defined in the plan, then such participant will be eligible to receive (i) a cash severance benefit in an amount equal to a specified number of months of base salary, payable in monthly installments, and (ii) company-paid premiums for healthcare continuation coverage during the severance period while the participant continues to participate in our health plans or until the participant is entitled to alternative coverage. The period for monthly severance benefits is equal to 12 for Dr. Klaerner and nine for the other named executive officers.
In the event an Executive Severance Plan participant’s employment is terminated without cause or due to good reason within three months prior to or 15 months following a change in control, separation benefits will consist of: (i)

monthly severance benefits equal to 18 months for Dr. Klaerner and 12 months for the other named executive officers; (ii) immediate vesting of any outstanding and unvested equity awards; and (iii) an additional cash payment equal to the participant’s target annual bonus for the year of termination, prorated based on the number of months in the year prior to the date of termination if, as of the date of the participant’s termination of employment, the company and participant were on “target” to achieve the applicable performance goals.
401(k) Plan
We maintain a qualified 401(k) savings plan which allows participants to defer from 0% to 100% of cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. We do not provide any matching or company contributions to the plan. Participants are always vested in their contributions to the plan.
Director Compensation
In connection with our initial public offering, our board of directors engaged an independent compensation consultant to assist in the evaluation of our post-offering non-employee director compensation program. Based on such analysis, our board of directors approved the director compensation program set forth below, which became effective upon the consummation of our initial public offering. Prior to our post-offering director compensation program becoming effective, our board of directors had a practice of paying an annual retainer of $40,000 to each non-employee directors and occasional grants of stock option awards.

Annual Cash Compensation Elements	Amount
Board Retainer	$40,000
Audit Committee Retainer (chair/member)	$20,000/$7,500
Compensation Committee Retainer (chair/member)	$12,500/$6,000
Nominating and Corporate Governance Committee Retainer (chair/member)	$8,000/$4,000
Additional Retainer for Non-Executive Chair	$60,000
All retainers are paid quarterly in arrears and, if applicable, are prorated based upon board or chair service during the calendar year. In addition, we reimburse our directors for their reasonable out-of-pocket expenses to attend board and committee meetings.
In order to further align our director compensation program with stockholder interests, under our annual compensation program, directors also receive an annual equity grant on the date of each annual meeting of stockholders. In light of the timing of our initial public offering, the 2018 annual equity award was granted effective upon the consummation of the offering. The grant date fair value of the annual equity awards is equal to approximately $230,000 and the annual equity award is expected to be delivered 70% in the form of stock options and 30% in the form of restricted stock units. The stock options are scheduled to vest in 12 monthly installments, while the restricted stock units are scheduled to vest on the one-year anniversary of the grant date, subject in each case to earlier vesting if the annual meeting precedes the one-year anniversary of the grant date.
The director compensation program also contemplates that newly appointed directors will receive an initial equity award with a grant date fair value of approximately $460,000, to be delivered with the same stock option and restricted stock unit mix as the annual equity awards. The initial stock option grants are scheduled to vest on a monthly basis over 36 months and the restricted stock unit awards are scheduled to vest in one-third installments on each of the first, second and third anniversaries of the date of grant.

2018 Director Compensation Table
The following table sets forth information for the year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(2)(3) ($)	All Other Compensation ($)		Total ($)
Klaus Veitinger, M.D., Ph.D., M.B.A.(4)	$70,667	$69,000	$269,651	$33,333	(5)	$442,651
Robert J. Alpern, M.D.(4)	38,667	69,000	161,000	20,834	(6)	289,501
David Bonita, M.D.	32,000	69,000	161,000	—		262,000
Sandra I. Coufal, M.D.(4)	39,667	69,000	161,000	33,333	(7)	303,000
Kathryn Falberg	30,000	69,000	442,459	—		541,459
David Hirsch, M.D., Ph.D.	26,750	69,000	161,000	—		256,750
________________

(1)
Amounts reported in this column reflect the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, excluding estimated forfeitures. The amounts reported are calculated based on the Company’s closing stock price on the date of grant multiplied by the number of shares subject to the restricted stock unit award.

(2)
As of December 31, 2018, our non-employee directors had equity awards outstanding with respect to the following number of shares: Dr. Veitinger - restricted stock units, 3,632 and stock options, 157,135; Dr. Alpern - restricted stock units, 3,632 and stock options, 22,569; Dr. Bonita - restricted stock units, 3,632 and stock options, 13,147; Dr. Coufal - restricted stock units, 3,632 and stock options, 13,147; Ms. Falberg - restricted stock units, 3,632 and stock options, 65,910; and Dr. Hirsch - restricted stock units, 3,632 and stock options, 13,147.

(3)
Amounts reported in this column reflect the aggregate grant date fair value of stock options awarded in 2018, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation based on the following assumptions: risk-free interest rate of 2.68%-2.82%; expected volatility of 60.0%-77.6%; expected term of 5.3-6.1 years and expected dividend rate of 0%. For Dr. Veitinger, this amount also includes an annual equity award for service on the board prior to our initial public offering. For Ms. Falberg, this amount also includes her initial equity award as a newly appointed member of the board.

(4)
Prior to our initial public offering, Dr. Veitinger, Dr. Alpern and Dr. Coufal each received a monthly cash retainer of $3,333 for service on our board of directors, thereafter, each has been compensated pursuant to the post-offering non-employee director compensation program.

(5)	Includes consulting fees for services rendered by Klaus Veitinger Consulting LLC.

(6)	Includes consulting fees payable to Dr. Alpern for services on our Scientific Advisory Board.

(7)	Includes consulting fees payable to Dr. Coufal for services on our Scientific Advisory Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes the number of outstanding options and restricted stock units granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,599,307(1)	$5.99(2)	4,534,784(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,599,307	$5.99	4,534,784
(1) Includes 21,792 restricted stock units that were outstanding on December 31, 2018 under the Company’s 2018 Equity Incentive Plan. Restricted stock unit awards may be settled only for shares of common stock on a one-for-one basis.
(2) Only option awards were used in computing the weighted-average exercise price.
(3) This amount represents shares of common stock available for issuance under the Company’s 2018 Equity Incentive Plan. Awards available for grant under the Company’s 2018 Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards, and any combination of the foregoing awards. The 2018 Equity Incentive Plan replaced the Company’s 2013 Equity Incentive Plan in June 2018. Any shares of common stock covered by awards granted under the 2013 Equity Incentive Plan that terminate after June 22, 2018 by expiration, forfeiture, or cancellation will be added to the 2018 Equity Incentive Plan reserve. This number also includes 781,891 shares available under our Employee Stock Purchase Plan (“ESPP”). The ESPP provides the opportunity for eligible coworkers to acquire shares of our common stock at a discount. The number of shares of our common stock reserved for issuance under our 2018 Equity Incentive Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors. The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on the first day of each fiscal year by the lesser of 1% of the number of shares of common stock outstanding on the first day of such fiscal year, 800,000 shares of our common stock or such lesser amount as is determined by our board of directors.
Principal Stockholders
The following table sets forth information relating to the beneficial ownership of our common stock as of March 29, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers and certain other executive officers; and

•	all our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 29, 2019, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 42,671,092 shares of our common stock outstanding as of March 29, 2019. Shares of our common stock that a person has the right to acquire within 60 days of March 29, 2019, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.
Unless otherwise indicated below, the address for each beneficial owner listed is c/o Tricida, Inc., at 7000 Shoreline Court, Suite 201, South San Francisco, CA 94080.

NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED
5% Stockholders
OrbiMed Private Investments V, LP(1)	10,889,280	25.5%
Entities affiliated with Sibling Capital(2)	6,905,624	16.2%
Entity affiliated with Wellington Management Company LLP(3)	3,122,715	7.3%
Longitude Venture Partners II, L.P.(4)	3,019,734	7.1%

Directors, Named Executive Officers and Certain Other Executive Officers(5)
Gerrit Klaerner, Ph.D.(6)	1,905,531	4.5%
Robert J. Alpern, M.D.(7)	184,448	*
David P. Bonita, M.D.(8)	10,902,427	25.5%
Sandra I. Coufal, M.D.(9)	7,148,063	16.8%
Kathryn Falberg(10)	97,489	*
Edward J. Hejlek, Esq.(11)	355,338	*
David Hirsch, M.D., Ph.D.(12)	3,032,881	7.1%
Claire Lockey(13)	238,581	*
Geoffrey M. Parker(14)	482,355	*
Dawn Parsell, Ph.D.(15)	330,625	*
Wilhelm Stahl, Ph.D.(16)	364,312	*
Klaus Veitinger, M.D., Ph.D., M.B.A.(17)	285,727	*
All directors and executive officers as a group (13 persons)(18)	28,450,492	66.7%
___________________

*	Indicates beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Consists of 10,889,280 shares of common stock, all shares are held directly by OrbiMed Private Investments V, LP, or OPI V. OrbiMed Capital GP V LLC, or OrbiMed GP, is the sole general partner of OPI V, and OrbiMed Advisors LLC, or OrbiMed Advisors, a registered adviser under the Investment Advisors Act of 1940, as amended, is the sole managing member of OrbiMed GP. By virtue of such relationships, OrbiMed GP and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI V noted above and as a result may be deemed to beneficially own such securities for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Ph.D., Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares held by OPI V. David P. Bonita, M.D., is an employee of OrbiMed Advisors and its designee to our board of directors pursuant to our amended and restated voting agreement. Each of OrbiMed GP, OrbiMed Advisors, Dr. Gordon, Mr. Borho, Mr. Silverstein and Dr. Bonita disclaims beneficial ownership of the shares held by OPI V, except to the extent of its or his proportionate pecuniary interest therein, if any. The address of OrbiMed Advisors is 601 Lexington Avenue, New York, NY 10022.

(2)
Consists of (a) 893,292 shares of common stock held by Sibling Capital Fund II-A L.P., or Sibling A, (b) 3,139,600 shares of common stock held by Sibling Capital Fund II-B L.P., or Sibling B, (c) 1,810,195 shares of common stock held by Sibling Capital Fund II-C L.P., or Sibling C, (d) 599,379 shares of common stock held by Sibling Capital Fund II-D L.P., or Sibling D, and (e) 463,158 shares of common stock held by Sibling Insiders Fund II L.P., or Sibling Insiders Fund, and together with Sibling A, Sibling B, Sibling C and Sibling D, the Sibling Funds. Sibling Capital Ventures LLC, or SCV, is the sole general partner of Sibling A. Sibling Capital Ventures II LLC, or SCV II, is the sole general partner of Sibling B. Sibling Capital Ventures III LLC, or SCV III, is the sole general partner of Sibling C. Sibling Capital Ventures IV LLC, or SCV IV, is the sole general partner of Sibling D. Sibling Insiders II LLC, or Sibling Insiders LLC, is the sole general partner of Sibling Insiders Fund.  Each of Sandra I. Coufal, M.D., the designee of SCV to our board of directors pursuant to our amended and restated voting agreement, and Brian M. Isern, the brother of Dr. Coufal, is co-manager of SCV, SCV II, SCV III, SCV IV, and Sibling Insiders LLC and, as such, may be deemed to have voting and investment power with respect to the shares held by the Sibling Funds. Each of SCV, SCV II, SCV III, SCV IV, Sibling Insiders LLC, Dr. Coufal and Mr. Isern disclaims beneficial ownership of shares held by the Sibling Funds, except to the extent of its, her or his proportionate pecuniary interest therein, if any. The address of SCV, SCV II, SCV III, SCV IV, Sibling Insiders LLC and Mr. Isern is 500 Yale Avenue North, Seattle, Washington 98109.

(3)
Based on Schedule 13G filed on February 12, 2019, for the year ended December 31, 2018, by Wellington Management Group LLP, consists of 3,122,715 shares of common stock owned of record by clients, or Wellington Clients, of one or more investment advisers directly or indirectly owned by Wellington Management Group LLP, including 3,056,239 shares of common stock owned of record by Wellington Clients of Wellington Management Company LLP.  Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., certain investment advisors for the Wellington Clients, including Wellington Management Company. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. In such capacities, Wellington Investment Advisors Holdings LLP, Wellington Group Holdings LLP and Wellington Management Group LLP may each be deemed to share beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of the 3,122,715 shares held of record by the Wellington Clients, including sharing with

Wellington Management Company LLP beneficial ownership over 3,056,239 shares. The address of Wellington Management Company LLP, Wellington Management Group LLP, Wellington Investment Advisors Holdings LLP, and Wellington Group Holdings LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(4)
Consists of 3,019,734 shares of common stock, all shares are held directly by Longitude Venture Partners II, L.P., or Longitude II. Longitude Capital Partners II, LLC, or LCP2, the general partner of Longitude II, may be deemed to share voting and investment power with respect to the shares held by Longitude II. Patrick G. Enright and Juliet Tammenoms Bakker are managing members of LCP2 and may be deemed to share voting and investment power over the shares held by Longitude II. David Hirsch, M.D., Ph.D. is a member of LCP2 and may be deemed to share voting and investment power over the shares held by Longitude II. Each of LCP2, Mr. Enright, Ms. Bakker and Dr. Hirsch disclaims beneficial ownership of the shares held by Longitude II, except to the extent of its, his or her proportionate pecuniary interest therein, if any. The address of LCP2 is 2740 Sand Hill Road, Menlo Park, CA 94025.

(5)	Does not include ownership by Jeroen van Beek, Ph.D., as he is no longer employed by the Company and the Company does not have access to information regarding his ownership.

(6)
Consists of (a) 668,840 shares of common stock held by Gerrit Klaerner, Ph.D., (b) 114,584 shares of common stock held by the spouse of Dr. Klaerner, and (c) 1,122,107 shares of common stock issuable upon exercise of stock options held by Dr. Klaerner that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 405,725 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below. Excludes (i) 7,536 shares of common stock held by Dr. Klaerner’s sister in-law, who does not live in the same household as Dr. Klaerner. Dr. Klaerner disclaims beneficial ownership of shares held by his sister in-law.

(7)
Consists of (a) 161,879 shares of common stock held by Robert J. Alpern, M.D. and (b) 22,569 shares of common stock issuable upon exercise of stock options held by Dr. Alpern that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 19,897 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Dr. Alpern that do not vest within 60 days of March 29, 2019.

(8)
Consists of (a) 13,147 shares of common stock issuable upon exercise of stock options held by Dr. Bonita that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 12,051 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below and (b) 10,889,280 shares beneficially owned by OPI V as set forth in footnote (1). Dr. Bonita disclaims beneficial ownership of the shares listed in footnote (1), except to the extent of his proportionate pecuniary interest therein, if any. The business address for Dr. Bonita is 601 Lexington Avenue, New York, NY 10022. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Dr. Bonita that do not vest within 60 days of March 29, 2019.

(9)
Consists of (a) 213,567 shares of common stock held by Dr. Coufal, (b) 15,725 shares held by the Coufal Irrevocable Trust, of which the spouse of Dr. Coufal is the sole trustee, (c) 13,147 shares of common stock issuable upon exercise of stock options held by Dr. Coufal that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 12,051 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below and (d) 6,905,624 shares beneficially owned by entities affiliated with Sibling Capital, as set forth in footnote (2). Dr. Coufal disclaims beneficial ownership of the shares listed in footnote (2), except to the extent of her proportionate pecuniary interest therein, if any. Dr. Coufal disclaims beneficial ownership of the shares held by the Coufal Irrevocable Trust, as to which Dr. Coufal does not exercise voting or dispositive power. The business address for Dr. Coufal is 18313 Calle La Serra, Rancho Santa Fe, CA 92091-0119. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Dr. Coufal that do not vest within 60 days of March 29, 2019.

(10)
Consists of (a) 31,579 shares of common stock held by Kathryn Falberg and (b) 65,910 shares of common stock issuable upon exercise of stock options held by Ms. Falberg that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 29,631 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Ms. Falberg that do not vest within 60 days of March 29, 2019.

(11)
Consists of (a) 13,932 shares of common stock held by Edward J. Hejlek, Esq. and (b) 341,406 shares of common stock issuable upon exercise of stock options held by Mr. Hejlek that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 194,874 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below.

(12)
Consists of (a) 13,147 shares of common stock issuable upon exercise of stock options held by Dr. Hirsch that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 12,051 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below and (b) 3,019,734 shares beneficially owned by Longitude II as set forth in footnote (4). Dr. Hirsch disclaims beneficial ownership of the shares listed in footnote (4), except to the extent of his proportionate pecuniary interest therein, if any. The business address for Dr. Hirsch is 2740 Sand Hill Road, Menlo Park, CA 94025. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Dr. Hirsch that do not vest within 60 days of March 29, 2019.

(13)
Consists of 238,581 shares of common stock issuable upon exercise of stock options held by Claire Lockey that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 125,252 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below.

(14)
Consists of (a) 65,774 shares of common stock held by Geoffrey M. Parker and (b) 416,581 shares of common stock issuable upon exercise of stock options held by Mr. Parker that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 153,675 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below.

(15)
Consists of 330,625 shares of common stock issuable upon exercise of stock options held by Dawn Parsell, Ph.D. that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 55,143 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below.

(16)
Consists of (a) 13,832 shares of common stock held by Wilhelm Stahl, Ph.D. and (b) 350,480 shares of common stock issuable upon exercise of stock options held by Dr. Stahl that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 157,678 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below.

(17)
Consists of (a) 35,804 shares of common stock held by Klaus Veitinger, M.D., Ph.D., M.B.A., (b) 123,035 shares of common stock issuable upon exercise of stock options held by Dr. Veitinger that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 79,793 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are eligible for early exercise as described in footnote (18) below, (c) 63,444 shares of common stock held by the Sigrun R. Veitinger 2016 Irrevocable Trust, or the SRV

Trust, for which a third-party serves as trustee, and (d) 63,444 shares of common stock held by Klaus R. Veitinger 2016 Children’s Trust, or the KRV Children’s Trust, for which a third-party serves as trustee. Dr. Veitinger disclaims beneficial ownership of the shares held by the SRV Trust and the KRV Children’s Trust, except to the extent of his proportionate pecuniary interest therein, if any. Excludes 3,632 shares of common stock issuable upon vesting and settlement of restricted stock units held by Dr. Veitinger that do not vest within 60 days of March 29, 2019.

(18)
Consists of (a) all shares of common stock held by our directors and executive officers (with the exception of Jeroen van Beek, Ph.D., as he is no longer employed by the Company and the Company does not have access to information regarding his ownership) and (b) all shares of common stock issuable upon exercise of stock options held by our directors and seven current executive officers that are exercisable as of March 29, 2019 or will become exercisable within 60 days of such date, 1,257,821 of which have vested, or will vest, within 60 days of March 29, 2019, the remainder of which are unvested but may be exercised prior to vesting subject to a repurchase arrangement with us, as described further below. 25% of the shares issuable upon exercise of options granted to our directors and executive officers vest on the first anniversary of the applicable vesting commencement date and in subsequent 1/48th increments each subsequent month thereafter, subject to continuous service as of each vesting date. Our directors and executive officers may elect to early exercise their options at any time prior to vesting, provided that the shares issued upon exercise of the unvested options will be shares of restricted stock subject to our right to repurchase the shares, should the applicable director or executive officer cease to serve as a director or employee of us prior to the full vesting of such shares of restricted stock. In addition, vesting of an executive officer’s then outstanding and unvested option will accelerate upon termination of service in connection with a change in control, as provided in our executive severance benefit plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2015 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than five percent of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Investor Rights Agreement
We have entered into an amended and restated investors rights agreement, dated as of November 7, 2017, as amended, that provides holders of our common stock who received such common stock upon conversion of our convertible preferred stock, including certain holders of five percent or more of our capital stock and entities affiliated with certain of our directors, with registration rights with respect to certain issuances of our capital stock and securities convertible into or exercisable or exchangeable for our capital stock. The registration rights include the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing, subject, in each case, to certain exceptions.
Voting Agreement
We entered into an amended and restated voting agreement, dated as of November 7, 2017, with certain holders of our capital stock, including certain holders of five percent or more of our capital stock and entities affiliated with certain of our directors. Pursuant to the amended and restated voting agreement, the parties thereto agreed as to the manner in which they will vote their shares of our capital stock with respect to certain matters, including the election of directors. The voting agreement terminated and was of no further effect upon the completion of our initial public offering.
Right of First Refusal and Co-Sale Agreement
We entered into an amended and restated right of first refusal and co-sale agreement, dated as of November 7, 2017, with certain holders of our capital stock, including certain holders of five percent or more of our capital stock and entities affiliated with certain of our directors. Pursuant to the amended and restated right of first refusal and co-sale agreement, we have a right to purchase shares of our common stock which certain stockholders propose to sell to other parties. The amended and restated right of first refusal and co-sale agreement terminated and was of no further effect upon the completion of our initial public offering.

Sales and Purchases of Securities
Convertible Preferred Stock
The following table sets forth a summary of the sale and issuance of our convertible preferred stock to related persons since January 1, 2015, other than compensation arrangements which are described under the sections of this prospectus captioned “Management-Director Compensation” and “Executive Compensation.”

Stockholder	Affiliated Director(s)	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock
5% Stockholders:
OrbiMed Private Investments V, LP	David P. Bonita, M.D.	17,117,085	14,292,958	4,255,319
Entities affiliated with Sibling Capital(1)	Sandra I. Coufal, M.D.	12,495,612	7,204,578	2,385,532
Longitude Venture Partners II, L.P.	David Hirsch, M.D., Ph.D.	—	9,677,419	1,817,447
Entity affiliated with Wellington Management Company LLP		—	—	8,510,638
Limulus Venture Partners Limited Partnership		2,645,364	1,908,526	1,035,319
________________

(1)
Entities associated with Sibling Capital holding our securities whose shares are aggregated for purposes of reporting share ownership information are Sibling Capital Fund II-B L.P., Sibling Capital Fund II-C L.P., and Sibling Capital Fund II-D L.P.

Issuance of Series D Convertible Preferred Stock
In November 2017, we issued and sold an aggregate of 24,493,615 shares of our Series D convertible preferred stock at a purchase price of $2.35 per share for an aggregate purchase price of approximately $57.5 million in cash, including (i) 8,510,638 shares issued to Hadley Harbor Master Investors (Cayman) II L.P. for an aggregate purchase price of $19,999,999.30, (ii) 4,255,319 shares issued to OrbiMed Private Investments V, LP for an aggregate purchase price of $9,999,999.65, (iii) 2,385,532 shares issued to Sibling Capital Fund II-D L.P. for an aggregate purchase price of $5,606,000.20, (iv) 1,817,447 shares issued to Longitude Venture Partners II, L.P. for an aggregate purchase price of $4,271,000.45, and (v) 1,035,319 shares issued to Limulus Venture Partners Limited Partnership for an aggregate purchase price of $2,432,999.65.
Issuance of Series C Convertible Preferred Stock
In July 2016, August 2016 and April 2017, we issued and sold an aggregate of 35,806,451 shares of our Series C convertible preferred stock at a purchase price of $1.55 per share for an aggregate purchase price of approximately $55.5 million in cash, including (i) 14,292,958 shares issued to OrbiMed Private Investments V, LP for an aggregate purchase price of $22,154,084.90, (ii) 9,677,419 shares issued to Longitude Venture Partners II, L.P. for an aggregate purchase price of $14,999,999.45, (iii) 7,204,578 shares issued to Sibling Capital Fund II-C L.P. for an aggregate purchase price of $11,167,095.90, and (iv) 1,908,526 shares issued to Limulus Venture Partners Limited Partnership for an aggregate purchase price of $2,958,215.30.
Issuance of Series B Convertible Preferred Stock
In February 2015 and February 2016, we issued and sold an aggregate of 32,526,878 shares of our Series B convertible preferred stock at a purchase price of $0.93 per share for an aggregate purchase price of approximately $30.2 million in cash, including (i) 17,117,085 shares issued to OrbiMed Private Investments V, LP for an aggregate purchase price of $15,918,889.05, (ii) 12,495,612 shares issued to Sibling Capital Fund II-B L.P. for an aggregate purchase price of $11,620,919.16, and (iii) 2,645,364 shares issued to Limulus Venture Partners Limited Partnership for an aggregate purchase price of $2,460,188.52.
Common Stock
Initial Public Offering

In July 2018, we issued an aggregate of 13,455,000 shares of our common stock at a purchase price of $19.00 per share, including 1,755,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the offering were $237.7 million.
The table below sets forth the aggregate number of common shares issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

Name	Shares	Aggregate Purchase Price
OrbiMed Private Investments	368,421	$6,999,999
Sibling Capital	463,158	8,800,002
Longitude	131,579	2,500,001
Wellington Management Company	1,000,000	19,000,000
Kathryn Falberg	31,579	600,001
Edward J. Hejlek, Esq.	13,158	250,002
Gerrit Klaerner, Ph.D.	15,790	300,010
Geoffrey M. Parker	60,000	1,140,000
Steffen Pietzke	10,527	200,013
Wilhelm Stahl, Ph.D.	13,158	250,002
Consulting Agreements
Veitinger Consultant Services Agreement
We were party to an amended and restated consultant services agreement, or the Veitinger CSA, dated March 31, 2014, with Klaus Veitinger Consulting LLC, an entity that is owned by Klaus Veitinger, M.D., Ph.D., a member of our board of directors. Pursuant to the Veitinger CSA, Klaus Veitinger Consulting LLC was assisting us with corporate, commercial, reimbursement, medical and regulatory strategy in the area of polymer-based therapeutics for the treatment and/or prevention of metabolic acidosis. As compensation for these services, we were obligated to pay Klaus Veitinger Consulting LLC a fee of $6,666.67 per month for up to and including four days of work per month and an additional amount of $2,500 per day for any additional days of work beyond four days in a given month. Pursuant to an amendment to the Veitinger CSA which we entered into on November 15, 2016, we have agreed to certain indemnification obligations in favor of Klaus Veitinger Consulting LLC. The Veitinger CSA was terminated in May 2018.
Coufal Scientific Advisor Agreement
We were party to an amended and restated scientific advisor agreement, or the Coufal SAA, dated March 31, 2014, with Sandra Coufal, M.D., a member of our board of directors. Pursuant to the Coufal SAA, Dr. Coufal served as a member of our Scientific Advisory Board and attend meetings of our Scientific Advisory Board. As compensation for these services, we were obligated to pay Dr. Coufal a fee of $6,666.67 per month for up to and including four days of work per month and an additional amount of $2,500 per day for any additional days of work beyond four days in a given month. The Coufal SAA was terminated in May 2018.
Alpern Scientific Advisor Agreement
We were party to an amended and restated scientific advisor agreement, or the Alpern SAA, dated March 31, 2014, with Robert Alpern, M.D., a member of our board of directors. Pursuant to the Alpern SAA, Dr. Alpern consulted and advised, at our request, in the area of polymer therapeutics in cardiorenal disease and served as the chairman of our Scientific Advisory Board and attend meetings of our Scientific Advisory Board. Dr, Alpern also worked with us in the area of polymer therapeutics in cardiorenal disease. As compensation for these services, we were obligated to pay Dr. Alpern a fee of $4,166.67 per month. The Alpern SAA was terminated in May 2018.
Miksch Transition and Consulting Agreement
We were a party to a transition and consulting agreement, dated April 15, 2015, or the Miksch TCA, with Melissa J. Miksch, JD, the spouse of Gerrit Klaerner, Ph.D., our President and Chief Executive Officer. Pursuant to the

Miksch TCA, Ms. Miksch advised us on certain corporate matters as an independent consultant. As compensation for these consulting services, we were obligated to pay Ms. Miksch a fee of $6,400 per month for up to and including four days of work per month and an additional amount of $1,600 per day for any additional days of work beyond four days in a given month. The Miksch TCA also provided that the restricted stock held by Ms. Miksch continued to vest pursuant to the terms of a restricted stock purchase agreement that Ms. Miksch entered into in connection with her employment with us. As of December 31, 2017, all of the restricted stock held by Ms. Miksch vested. Ms. Miksch’s retention as a consultant pursuant to the Miksch TCA was contingent upon the execution by Ms. Miksch of a general release of claims in favor of us. Ms. Miksch executed such a general release of claims in favor of us on May 1, 2015. The transition and consulting agreement with Ms. Miksch was terminated effective April 1, 2018.
Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we entered into indemnification agreements with each of our directors and executive officers that are broader in scope than the specific indemnification provisions contained in the DGCL.
Policies and Procedures for Related Person Transactions
Pursuant to the written charter of our audit committee adopted in May 2018, our audit committee of the board of directors is responsible for reviewing and approving, prior to our entry into any such transaction, all related person transactions involving a principal stockholder, a member of the board of directors, senior management or an immediate family member of any of the aforementioned individuals. In addition, our code of business conduct and ethics requires that our officers and employees avoid taking for themselves personally opportunities that are discovered through the use of our property, information or position or use of our property, information or position for personal gain.
Director Independence
Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Our board of directors has determined that Dr. Klaus Veitinger, Dr. Robert Alpern, Dr. David Bonita, Dr. Sandra Coufal, Ms. Kathryn Falberg and Dr. David Hirsch qualify as “independent” directors in accordance with the Nasdaq listing requirements. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
We were billed by Ernst & Young LLP ("EY") in the years ended December 31, 2018 and 2017 as follows:

	Years Ended December 31,
	2018	2017
Audit fees	$2,381,172	$502,521
Audit-related fees	—	—
Tax fees	—	—
All other fees	4,000	—
Total fees	$2,385,172	$502,521
Audit fees above are professional services associated with the integrated audit of our financial statements. Audit-related fees are primarily attributable to services rendered in connection to reviews of our financial statements.

There are no tax fees billed by EY in years ended December 31, 2018 and 2017. All other fees are attributable to the subscription of a research tool offered by EY.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Audit Committee approved one hundred percent (100%) of all services provided by EY during the years ended December 31, 2018 and 2017.
The Audit Committee has considered the nature and amount of the fees billed by EY and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining EY’s independence.

AUDIT COMMITTEE REPORT
The audit committee oversees our independent registered public accounting firm and assists our Board in fulfilling its oversight responsibilities on matters relating to the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent registered public accounting firm’s qualifications and independence by meeting regularly with the independent registered public accounting firm and financial management personnel. Management is responsible for the preparation, presentation and integrity of our financial statements.
In fulfilling its oversight responsibilities, the audit committee:

•	reviewed and discussed our financial statements as of and for the fiscal year ended December 31, 2018 with management and Ernst & Young, LLP our independent registered public accounting firm;

•	discussed with Ernst & Young, LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC;

•	received the written disclosures and the letter from Ernst & Young, LLP required by the applicable requirements of the Public Company Accounting Oversight Board; and

•	discussed the independence of Ernst & Young, LLP with that firm.
Based on the audit committee’s review and discussions noted above, the audit committee recommended to our Board, and our Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the SEC. The audit committee also appointed Ernst & Young, LLP as our independent registered public accounting firm for fiscal year ending December 31, 2019.
Submitted by the audit committee of our Board:
Kathryn Falberg, Chairman
David Bonita, M.D
David Hirsch, M.D., Ph.D.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TRICIDA, INC.
Dated: April 1, 2019

TRICIDA, INC.

By:	/s/ Gerrit Klaerner

Name: Gerrit Klaerner, Ph.D.
Title: Chief Executive Officer and President

SIGNATURE		DATE

/s/ Gerrit Klaerner	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2019
Gerrit Klaerner, Ph.D.

/s/ Geoffrey M. Parker	Chief Financial Officer (Principal Financial Officer)	April 1, 2019
Geoffrey M. Parker

/s/ Steffen Pietzke	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	April 1, 2019
Steffen Pietzke

*	Chairman of the Board of Directors	April 1, 2019
Klaus Veitinger, M.D., Ph.D., M.B.A

*	Director	April 1, 2019
Robert J. Alpern, M.D.

*	Director	April 1, 2019
David Bonita, M.D.

*	Director	April 1, 2019
Sandra I. Coufal, M.D.

*	Director	April 1, 2019
Kathryn Falberg

*	Director	April 1, 2019
David Hirsch, M.D., Ph.D.

By: /s/ Gerrit Klaerner
Gerrit Klaerner, Ph.D., as attorney in fact