Form 10-Q
period 2019-06-30
Tricida, Inc.
filed 2019-08-09
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38558
TRICIDA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3372526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7000 Shoreline Court, Suite 201, South San Francisco, CA 94080
(Address of principal executive offices, including zip code)
(415) 429-7800
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 5, 2019, the registrant had 49,390,364 shares of common stock, par value $0.001 per share, outstanding.

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

•	our expectations regarding the timing of the completion of our nonclinical studies;

•	the design of our ongoing confirmatory postmarketing trial, VALOR-CKD, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;

•	our expectations regarding the timing of the enrollment, completion and reporting of our confirmatory postmarketing trial, VALOR-CKD;

•	the outcome and results of our VALOR-CKD trial;

•	the market acceptance or commercial success of veverimer, if approved, and the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community;

•	our expectations regarding competition, potential market size and the size of the patient population for veverimer, if approved for commercial use;

•	our expectations regarding our ability to draw under our credit facility with Hercules Capital, Inc.;

•	our expectations regarding the safety, efficacy and clinical benefit of veverimer;

•	our ability to achieve and maintain regulatory approval of veverimer, and any related restrictions, limitations and/or warnings in the label of veverimer;

•	our sales, marketing or distribution capabilities and our ability to commercialize veverimer, if we obtain regulatory approval;

•	our current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of veverimer;

•	our expectations regarding the ability of our contract manufacturing partners to produce veverimer in the quantities and timeframe that we will require;

•	our expectations regarding our future costs of goods;

•	our ability to attract, retain and motivate key personnel and increase the size of our organization;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering veverimer;

•	potential claims relating to our intellectual property and third-party intellectual property;

•	the duration of our intellectual property estate that will provide protection for veverimer;

•	our ability to establish collaborations in lieu of obtaining additional financing; and

•	our financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$24,797	$37,172
Short-term investments	369,037	203,906
Prepaid expenses and other current assets	4,666	3,269
Total current assets	398,500	244,347
Long-term investments	11,497	2,287
Property and equipment, net	1,892	1,215
Operating lease right-of-use assets	1,843	—
Total assets	$413,732	$247,849

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,673	$8,460
Current operating lease liabilities	1,046	—
Accrued expenses and other current liabilities	22,296	6,344
Total current liabilities	28,015	14,804

Term Loan	37,463	38,071
Non-current operating lease liabilities	994	—
Other long-term liabilities	416	449
Total liabilities	66,888	53,324
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 49,276,445 and 42,148,247 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	49	42
Additional paid-in capital	612,883	386,830
Accumulated other comprehensive income (loss)	629	(153)
Accumulated deficit	(266,717)	(192,194)
Total stockholders’ equity	346,844	194,525
Total liabilities and stockholders’ equity	$413,732	$247,849
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$28,976	$21,034	$60,399	$37,667
General and administrative	8,861	4,245	15,213	7,710
Total operating expenses	37,837	25,279	75,612	45,377
Loss from operations	(37,837)	(25,279)	(75,612)	(45,377)
Other income (expense), net	2,602	827	3,869	740
Interest expense	(1,391)	(910)	(2,780)	(1,229)
Net loss	(36,626)	(25,362)	(74,523)	(45,866)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	480	41	782	(13)
Total comprehensive loss	$(36,146)	$(25,321)	$(73,741)	$(45,879)
Net loss per share, basic and diluted	$(0.75)	$(10.89)	$(1.64)	$(19.91)
Weighted-average number of shares outstanding, basic and diluted	48,674,238	2,329,085	45,489,861	2,304,087
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
Issuance of warrants in connection with Term Loan	—	—	—	—	284	—	—	284
Issuance of common stock under equity incentive plans	—	—	527,859	1	736	—	—	737
Stock-based compensation	—	—	—	—	2,658	—	—	2,658
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	(37,897)	(37,897)
Balance at March 31, 2019	—	—	42,676,106	43	390,508	149	(230,091)	160,609
Issuance of common stock in connection with public equity offering, net of underwriter discounts, commissions and issuance costs	—	—	6,440,000	6	217,003	—	—	217,009
Issuance of common stock under equity incentive plans	—	—	160,339	—	959	—	—	959
Stock-based compensation	—	—	—	—	4,413	—	—	4,413
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	(36,626)	(36,626)
Balance at June 30, 2019	—	$—	49,276,445	$49	$612,883	$629	$(266,717)	$346,844

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Shares	Amount
Balance at December 31, 2017	104,129,702	$147,070	2,272,609	$2	$1,356	$(13)	$(89,386)	$(88,041)
Issuance of common stock under equity incentive plans	—	—	29,519	—	24	—	—	24
Stock-based compensation	—	—	—	—	353	—	—	353
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2018	104,129,702	147,070	2,302,128	2	1,733	(67)	(109,890)	(108,222)
Series A warrant exercise	95,936	458	—	$—	—	$—	—	—
Issuance of common stock under equity incentive plans	—	—	151,478	—	108	—	—	108
Reclassification of warrants from liability to equity	—	—	—	—	194	—	—	194
Stock-based compensation	—	—	—	—	970	—	—	970
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2018	104,225,638	$147,528	2,453,606	$2	$3,005	$(26)	$(135,252)	$(132,271)
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(74,523)	$(45,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341	280
Amortization of operating lease right-of-use assets	413	—
Amortization of Term Loan discount and issuance costs	1,011	504
Accretion (amortization) of premiums and discounts on investments	(2,031)	(264)
Stock-based compensation	7,071	1,323
Changes in fair value of compound derivative liability and warrants	165	(236)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,393)	229
Accounts payable	(3,785)	4,652
Accrued expenses and other liabilities	16,240	5,303
Operating lease liabilities	(438)	—
Net cash used in operating activities	(56,929)	(34,075)
Investing activities:
Purchase of investments	(299,085)	(20,002)
Maturities of investments	127,557	28,475
Purchase of property and equipment	(1,021)	(542)
Net cash provided by (used in) investing activities	(172,549)	7,931
Financing activities:
Proceeds from equity offerings, net	217,930	—
Payments of equity offering costs	(921)	(2,017)
Proceeds from exercise of common stock under equity incentive plans	1,608	236
Proceeds from issuance of convertible preferred stock, net	—	85
Proceeds from leasehold improvement loan	—	220
Repayment of leasehold improvement loan	(65)	—
Proceeds (payments) under Term Loan, net	(1,449)	23,634
Net cash provided by financing activities	217,103	22,158
Net decrease in cash and cash equivalents	(12,375)	(3,986)
Cash and cash equivalents at beginning of period	37,172	9,774
Cash and cash equivalents at end of period	$24,797	$5,788
Supplemental disclosures
Cash paid for interest	$1,650	$539
Supplemental disclosures of non-cash financing activities
Deferred offering costs incurred but not paid	$—	$4,320
Warrants and compound derivative liability related to Term Loan	$284	$810
Purchase of property and equipment in accounts payable and accrued expenses	$24	$90
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc. (the Company) was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013, or inception. The Company is focused on the development and commercialization of its drug candidate, veverimer (TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal, or GI, tract. In May 2018, the Company completed its pivotal Phase 3 clinical trial, TRCA-301, that met both its primary and secondary endpoints in a highly statistically significant manner. In March 2019, the Company completed its 40-week extension trial, TRCA-301E. The TRCA-301E trial met all of its primary and secondary endpoints. The Company plans to submit a New Drug Application, or NDA, for veverimer in the third quarter of 2019 under the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program. As part of the Accelerated Approval Program, a confirmatory postmarketing trial is required. The Company is currently conducting its confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through June 30, 2019, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company recognizes that it may need to raise additional capital to fully implement its business plan, and if market conditions are favorable or if the Company identifies specific strategic opportunities or needs, intends to do so through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels or on reasonable terms, the Company will need to reevaluate its operating plans.
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2019, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed statements of convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2019 and 2018 and the condensed statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements.
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
The Company elected to apply each of the practical expedients described in Accounting Standards Codification (ASC) Topic 842-10-65-1(f) which allow companies not to reassess: (i) whether any expired or existing agreements contain leases, (ii) the classification of any expired or existing leases, and (iii) the capitalization of initial direct costs for any existing leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term operating leases. A short-term is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
Standards Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize, as an allowance, its estimate of expected credit losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.
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

NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in the FASB's ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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
The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of the reporting period. There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2019.
The Company's financial instruments consist primarily of cash, cash equivalents, short-term and long-term investments, accounts payable and the Term Loan with Hercules.
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.
The following tables set forth the fair value of the Company's cash and financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of June 30, 2019 and December 31, 2018.

	June 30, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,592	$—	$—	$1,592	$1,592	$—	$—
Level 1:
Money market fund	17,958	—	—	17,958	17,958	—	—
Level 2:
U.S. government agency securities	1,000	—	(1)	999	—	—	999
Commercial paper	168,214	280	—	168,494	—	168,494	—
Corporate debt securities	164,255	294	(6)	164,543	5,247	148,798	10,498
Asset-backed securities	51,683	62	—	51,745	—	51,745	—
Subtotal	385,152	636	(7)	385,781	5,247	369,037	11,497
Total assets measured at fair value	$404,702	$636	$(7)	$405,331	$24,797	$369,037	$11,497

	December 31, 2018
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$3,021	$—	$—	$3,021	$3,021	$—	$—
Level 1:
Money market fund	33,154	—	—	33,154	33,154	—	—
Level 2:
Commercial paper	68,467	—	(63)	68,404	997	67,407	—
Corporate debt securities	89,038	4	(63)	88,979	—	86,692	2,287
Asset-backed securities	49,838	3	(34)	49,807	—	49,807	—
Subtotal	207,343	7	(160)	207,190	997	203,906	2,287
Total assets measured at fair value	$243,518	$7	$(160)	$243,365	$37,172	$203,906	$2,287

Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $2.7 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. There were no gross realized gains and gross realized losses for the three and six months ended June 30, 2019 and 2018.
The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$999	$(1)	$—	$—
Commercial paper	—	—	67,407	(63)
Corporate debt securities	9,251	(6)	85,699	(63)
Asset-backed securities	—	—	36,730	(34)
Total	$10,250	$(7)	$189,836	$(160)

The Company held a total of 4 and 48 positions which were in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. As of June 30, 2019, unrealized losses on available-for-sale investments were not attributable to credit risk. The Company determined that there were no other-than-temporary impairments as of June 30, 2019 because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of June 30, 2019.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$373,673	$374,284
Mature in one to five years	11,479	11,497
Total	$385,152	$385,781

The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
(in thousands)	Compound Derivative Liability	Compound Derivative Liability	Warrant Liability
Fair value at beginning of period	$161	$—	$106
Additions	—	654	156
Change in fair value	165	(541)	305
Reclassification to equity	—	—	(194)
Issuance of convertible preferred stock on exercise of warrant	—	—	(373)
Fair value at end of period	$326	$113	$—

The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of June 30, 2019.

	June 30, 2019
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
Compound derivative liability	$326	Discounted cash flow	Discount rate	10.5%	-	11.5%
			Probability of the occurrence of certain events			10.0%

Term Loan
The estimated fair value of the Term Loan was $40.6 million as of June 30, 2019 which approximates the carrying value and is classified as Level 3. The Company utilized a market yield analysis and income approach to estimate a range of values for the Term Loan. The discount rate ranged between 10.5% and 11.5%.
NOTE 4. LEASES
The Company has an operating lease for its office and laboratory space in South San Francisco, California. Operating lease expense was $0.3 million for the three months ended June 30, 2019 and $0.5 million for the six months ended June 30, 2019. Cash paid within operating cash flows for operating leases was $0.5 million for the six months ended June 30, 2019. Expense related to short-term leases was not significant for the three and six months ended June 30, 2019.
The following table presents supplemental balance sheet information related to operating leases as of June 30, 2019.

(in thousands, except lease term and discount rate)	June 30, 2019
Operating lease right-of-use assets	$1,843
Operating lease liabilities:
Current operating lease liabilities	1,046
Non-current operating lease liabilities	994
Total operating lease liabilities	$2,040
Weighted average remaining lease term	2.0 years
Weighted average discount rate	8.0%

The following table presents the maturities of the Company's operating lease liabilities as of June 30, 2019.

(in thousands)	June 30, 2019
2019 (remaining six months)	$546
2020	1,108
2021	562
Total lease payments	2,216
Less: imputed interest	(176)
Total operating lease liabilities	$2,040

ASC Topic 840 Disclosures
The Company elected the alternative modified transition method and is required to present previously disclosed information under the prior accounting standard for leases. The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2018, as previously disclosed.

(in thousands)	December 31, 2018
2019	$1,076
2020	1,108
2021	562
2022 and thereafter	—
Total future minimum lease payments	$2,746

NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of June 30, 2019 and December 31, 2018.

(in thousands)	June 30, 2019	December 31, 2018
Furniture and fixtures	$193	$193
Computer and lab equipment	2,898	1,888
Leasehold improvements	1,063	1,055
	4,154	3,136
Less: accumulated depreciation and amortization	(2,262)	(1,921)
Total property and equipment, net	$1,892	$1,215

Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million for the six months ended June 30, 2019 and 2018.
Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018.

(in thousands)	June 30, 2019	December 31, 2018
Accrued clinical and nonclinical study costs	$6,674	$2,168
Accrued contract manufacturing	11,077	1,676
Accrued compensation	2,368	1,565
Accrued professional fees and other	2,177	935
Total accrued expenses and other current liabilities	$22,296	$6,344

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
In connection with each subsequent draw down under the tranches described above, the Company is obligated to issue additional warrants to purchase a number of shares of the Company's common stock determined by dividing (x) an amount equal to 1.0% of the principal amount of the applicable tranche by (y) $23.92 subject to adjustments following certain corporate events.

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
As of June 30, 2019, the Company calculated the fair values of the compound derivative by computing the difference between the fair value of the Term Loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability‑weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 11.0% and the probability of the occurrence of certain events of 10.0%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $0.3 million as of June 30, 2019 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheets and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of June 30, 2019 and December 31, 2018, there were unamortized issuance costs and debt discounts of $3.8 million and $2.7 million, respectively, which were recorded as a direct deduction from the Term Loan on the condensed balance sheets.
The following table presents future payments of principal and interest on the Term Loan as of June 30, 2019.

(in thousands)	June 30, 2019
2019 (remaining six months)	$1,698
2020	3,396
2021	14,173
2022	20,403
2023	16,282
55,952
Less: amount representing interest	(15,952)
Present value of Term Loan	40,000
Less: current portion	—
Long-term portion of Term Loan	$40,000

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Facilities
In July 2014, the Company entered into a five-year noncancelable operating lease that was scheduled to expire in June 2019, with an option for the Company to extend the lease for an additional three years. In August 2017, the Company entered into an amendment which extended the existing operating lease to June 2021 and added 13,258 square feet of additional lease space resulting in a total of 26,987 square feet being leased in the aggregate under the amended lease. In November 2017, the Company entered into a second amendment which reduced the common areas resulting in a total of 26,897 square feet being leased in aggregate under the second amendment. See Note 4 "Leases" for details of related commitments. In addition, associated with the operating lease, the Company has a tenant improvement loan with remaining payments totaling approximately $0.2 million as of June 30, 2019.
Other Commitments
On May 8, 2018, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a master development/validation services and clinical/launch supply agreement, or MDS, pursuant to which Patheon will manufacture and supply the Company drug substances. Statements of work under the MDS commit the Company to certain purchase obligations of approximately $134.2 million, of which $16.5 million was paid through June 30, 2019 and $117.7 million will be paid over the next 36 months, with approximately one-third of this amount occurring in each of the three successive 12-month periods.
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
Guarantees and Indemnifications
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2019 and December 31, 2018, the Company had 49,276,445 and 42,148,247 shares of common stock outstanding, respectively. As of June 30, 2019 and December 31, 2018, the Company had no shares of preferred stock outstanding.

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
Common stock reserved for future issuance as of June 30, 2019 and December 31, 2018, consisted of the following.

	June 30, 2019	December 31, 2018
Stock options and RSUs issued and outstanding	6,723,332	4,599,307
Stock options, RSUs and ESPP shares authorized for future issuance	3,829,972	4,534,784
Total	10,553,304	9,134,091

NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(36,626)	$(25,362)	$(74,523)	$(45,866)
Denominator:
Weighted average common shares outstanding	48,684,744	2,354,946	45,501,818	2,322,947
Less: weighted average shares subject to repurchase	(10,506)	(25,861)	(11,957)	(18,860)
Weighted average number of shares used in basic and diluted net loss per share	48,674,238	2,329,085	45,489,861	2,304,087
Net loss per share, basic and diluted	$(0.75)	$(10.89)	$(1.64)	$(19.91)

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

	June 30,
	2019	2018
Series A convertible preferred stock	—	2,863,990
Series B convertible preferred stock	—	8,172,579
Series C convertible preferred stock	—	8,996,586
Series D convertible preferred stock	—	6,154,166
Warrants to purchase common stock	123,637	53,458
Common stock subject to repurchase	8,707	38,976
Options and RSUs issued and outstanding	6,723,332	4,470,054
Total potential common shares excluded from the computation of diluted net loss per share	6,855,676	30,749,809

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
Overview
We are a pharmaceutical company focused on the development and commercialization of our drug candidate, veverimer (TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. In May 2018, we completed our randomized, double-blind, placebo controlled, pivotal Phase 3 clinical trial, TRCA-301, in 217 CKD patients with metabolic acidosis. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). One hundred ninety-six of the 208 subjects who completed the 12-week treatment period in our TRCA-301 trial agreed and were eligible to continue in our 40-week extension trial, TRCA-301E, which we completed in March 2019. The TRCA-301E trial met its primary and all secondary endpoints. We plan to submit a New Drug Application, or NDA, for veverimer under the U.S. Food and Drug Administration’s, or FDA’s, Accelerated Approval Program in the third quarter of 2019. As part of the Accelerated Approval Program, a confirmatory postmarketing trial is required. We are currently conducting our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis. While the trial is not yet fully enrolled, the overall status and rate of enrollment were deemed sufficient by the FDA for us to plan for the NDA submission for veverimer in the third quarter of 2019. We intend to provide an update by the end of the year on our estimate for enrolling the last patient in the VALOR-CKD trial.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through June 30, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019, and net borrowing of $37.3 million after fees of $2.7 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $36.6 million and $25.4 million for the three months ended June 30, 2019 and 2018, respectively, and $74.5 million and $45.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $266.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical studies of veverimer, including the VALOR-CKD trial;

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
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings and financing under the Hercules facility, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop veverimer.
Components of Our Results of Operations
Research and Development Expense
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, benefits, travel and other related costs, including stock-based compensation expenses, for personnel engaged in research and development functions; expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development, optimization and scale-up expenses and the cost of acquiring and manufacturing clinical study materials and commercial materials; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
All of our research and development expense to date has been incurred in connection with veverimer. We expect our research and development expense to increase for the foreseeable future as we optimize our manufacturing processes and advance veverimer through clinical development, including our VALOR-CKD trial. The process of conducting clinical studies necessary to obtain regulatory approval is costly and time consuming and the successful development of veverimer is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate revenue from commercialization and sale of veverimer, if approved. Therefore, we are unable to estimate with any certainty the costs we will incur in the continued development of veverimer. The degree of success, timelines and cost of development can differ materially from expectations. We may never succeed in achieving regulatory approval for veverimer.
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
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$28,976	$21,034	$7,942	38%	$60,399	$37,667	$22,732	60%
General and administrative	8,861	4,245	4,616	109%	15,213	7,710	7,503	97%
Total operating expenses	37,837	25,279	12,558	50%	75,612	45,377	30,235	67%
Loss from operations	(37,837)	(25,279)	(12,558)	50%	(75,612)	(45,377)	(30,235)	67%
Other income (expense), net	2,602	827	1,775	215%	3,869	740	3,129	423%
Interest expense	(1,391)	(910)	(481)	53%	(2,780)	(1,229)	(1,551)	126%
Net loss	$(36,626)	$(25,362)	$(11,264)	44%	$(74,523)	$(45,866)	$(28,657)	62%
Research and Development Expense

The following table presents our research and development expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
(in thousands)	2019	2018	$	%
Clinical development costs	$21,728	$17,252	$4,476	26%
Personnel and related costs	3,678	2,455	1,223	50%
Stock-based compensation expense	2,322	527	1,795	341%
Other research and development costs	1,248	800	448	56%
Total research and development expense	$28,976	$21,034	$7,942	38%
Comparison of the three months ended June 30, 2019 and 2018
Research and development expense was $29.0 million and $21.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $7.9 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $4.5 million related to our VALOR-CKD trial, partially offset by reduced expenditures associated with our TRCA-301 trial completed in May 2018 and our TRCA-301E trial completed in March 2019, and an increase in scale-up costs related to the optimization of our manufacturing process; increased personnel and related costs of $1.2 million related to headcount growth; increased stock-based compensation expense of $1.8 million related to headcount growth and higher fair values of awards granted; and increased other research and development costs of $0.4 million primarily related to travel expenses.
The following table presents our research and development expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
(in thousands)	2019	2018	$	%
Clinical development costs	$47,345	$30,920	$16,425	53%
Personnel and related costs	7,207	4,404	2,803	64%
Stock-based compensation expense	3,702	699	3,003	430%
Other research and development costs	2,145	1,644	501	30%
Total research and development expense	$60,399	$37,667	$22,732	60%
Comparison of the six months ended June 30, 2019 and 2018
Research and development expense was $60.4 million and $37.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $22.7 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $16.4 million related to our VALOR-CKD trial, partially offset by reduced expenditures associated with our TRCA-301 trial completed in May 2018 and our TRCA-301E trial completed in March 2019, and an increase in scale-up costs related to the optimization of our manufacturing process and drug substance manufacturing; increased personnel and related costs of $2.8 million related to headcount growth; increased stock-based compensation expense of $3.0 million related to headcount growth and higher fair values of awards granted; and increased other research and development costs of $0.5 million primarily related to travel expenses.

General and Administrative Expense
The following table presents our general and administrative expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
(in thousands)	2019	2018	$	%
Personnel and related costs	$2,305	$1,552	$753	49%
Stock-based compensation expense	2,091	443	1,648	372%
Other general and administrative costs	4,465	2,250	2,215	98%
Total general and administration expense	$8,861	$4,245	$4,616	109%
Comparison of the three months ended June 30, 2019 and 2018
General and administrative expense was $8.9 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $4.6 million was due to administrative and pre-commercialization activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $0.8 million related to headcount growth; increased stock-based compensation expense of $1.6 million due to headcount growth and higher fair values of awards granted and additional other general and administrative costs of $2.2 million, which primarily related to pre-commercialization costs and legal and audit services.
The following table presents our general and administrative expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
(in thousands)	2019	2018	$	%
Personnel and related costs	$4,383	$3,388	$995	29%
Stock-based compensation expense	3,369	624	2,745	440%
Other general and administrative costs	7,461	3,698	3,763	102%
Total general and administration expense	$15,213	$7,710	$7,503	97%
Comparison of the six months ended June 30, 2019 and 2018
General and administrative expense was $15.2 million and $7.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $7.5 million was due to administrative and pre-commercialization activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $1.0 million related to headcount growth; increased stock-based compensation expense of $2.7 million due to headcount growth and higher fair values of awards granted and additional other general and administrative costs of $3.8 million, which primarily related to pre-commercialization costs and legal services.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through June 30, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net borrowing of $37.3 million after fees of $2.7 million under the Term Loan. As of June 30, 2019, we had cash, cash equivalents and investments of $405.3 million.
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
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $266.7 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
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
On July 2, 2018, we completed our IPO and issued and sold an aggregate of 13,455,000 shares of common stock, including the underwriters’ exercise in full of their over-allotment option, at a public offering price of $19.00 per share. Net proceeds were approximately $237.7 million, after deducting underwriting discounts and commissions.
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

Cash Flows
The following table summarizes a summary of the net cash flow activity for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in)
Operating activities	$(56,929)	$(34,075)
Investing activities	(172,549)	7,931
Financing activities	217,103	22,158
Net decrease in cash and cash equivalents	$(12,375)	$(3,986)
Cash Used in Operating Activities
During the six months ended June 30, 2019, cash used in operating activities was $56.9 million, which consisted of a net loss of $74.5 million, adjusted by cash provided by changes in our operating assets and liabilities of $10.6 million and non-cash charges of $7.0 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $16.2 million, partially offset by a decrease in accounts payable of $3.8 million, an increase in prepaid and other assets of $1.4 million and a decrease in operating lease liabilities of $0.4 million. The non-cash charges consisted primarily of stock-based compensation of $7.1 million, amortization of Term Loan discount and issuance costs of $1.0 million, amortization of operating lease right-of-use assets of $0.4 million, depreciation and amortization of $0.3 million and changes in fair value of compound derivative liability and warrants of $0.2 million, partially offset by net amortization of premiums and discounts on investments of $2.0 million.
During the six months ended June 30, 2018, cash used in operating activities was $34.1 million, which consisted of a net loss of $45.9 million, adjusted by changes in cash used in our operating assets and liabilities of $10.2 million and non-cash charges of $1.6 million. The changes in our operating assets and liabilities were primarily due to increases in accrued expenses and other current liabilities of $5.3 million and accounts payable of $4.7 million and a decrease in prepaid and other assets of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $1.3 million, amortization of Term Loan discount and issuance costs of $0.5 million and depreciation and amortization of $0.3 million, partially offset by net amortization of premiums and discounts on investments of $0.3 million and changes in fair value of compound derivative liabilities and warrants of $0.2 million.
Cash (Used in) Provided by Investing Activities
Net cash used in and provided by investing activities was $172.5 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. The net cash used in investing activities during the six months ended June 30, 2019 was due to purchases of investments of $299.1 million and purchases of property and equipment of $1.0 million, partially offset by maturities of investments of $127.6 million. The net cash provided by investing activities during the six months ended June 30, 2018 was primarily due to maturities of investments of $28.5 million, partially offset by purchases of investments of $20.0 million and purchases of property and equipment of $0.5 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $217.1 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively. The net cash provided by financing activities during the six months ended June 30, 2019 was primarily due to net proceeds from our equity offering of $217.9 million and proceeds from the issuance of common stock under equity incentive plans of $1.6 million, partially offset by facility and legal fees related to the third amendment to the Term Loan of $1.4 million and payments of equity offering costs of $0.9 million. The net cash provided by financing activities during the six months ended June 30, 2018 was primarily the result of the Hercules Term Loan funding, net of issuance costs, of $23.6 million, partially offset by payments of equity offering costs of $2.0 million.
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
On the last business day of our second quarter in fiscal year 2019, the aggregate worldwide market value of shares of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in interest rates. There have been no material changes in our market risk during the six months ended June 30, 2019, compared to the year ended December 31, 2018. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a pharmaceutical company focused on the development and commercialization of our product candidate, veverimer, a non-absorbed, orally-administered polymer designed as a potential treatment for metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred significant losses in each year since our inception in 2013. Our net losses were $36.6 million and $25.4 million for the three months ended June 30, 2019 and 2018, and $74.5 million and $45.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $266.7 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of June 30, 2019, we had working capital of $370.5 million and cash, cash equivalents and investments of $405.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $405.3 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for veverimer and any future product candidates that we develop, in-license or acquire;

•	our ability to obtain approval for veverimer under the Accelerated Approval Program;

•	the costs of confirmatory postmarketing studies or trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;

•	the costs of obtaining commercial supplies of veverimer;

•	our ability to successfully commercialize veverimer;

•	the manufacturing, selling and marketing costs associated with veverimer, including the cost and timing of expanding our sales and marketing and medical affairs capabilities;

•	the timing and costs related to the optimization and scale-up of our manufacturing processes for veverimer and commercial supply of veverimer;

•	the amount of sales and other revenue from veverimer, including the sales price and the availability of adequate third-party reimbursement;

•	the timing, receipt and amount of sales of, or royalties on, veverimer, if any;

•	the costs of operating as a public company;

•	the costs associated with any product recall that could occur;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the cash requirements of any future acquisitions or discovery of future product candidates, if any;

•
the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including the ability to enroll patients in a timely manner for our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), or potential future nonclinical and clinical studies and trials;

•	the costs of hiring and retaining personnel as we grow;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation.
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

•
our ability to successfully conduct our confirmatory postmarketing trial, VALOR-CKD, and confirm clinical benefit of veverimer, assuming veverimer is initially approved under the FDA’s Accelerated Approval Program;

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
We currently plan to seek U.S. approval for our sole product candidate, veverimer, through the FDA’s Accelerated Approval Program based on the results of our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the New Drug Application, or NDA, or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act, or FFDCA, provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval under the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that any confirmatory postmarketing trial be initiated or substantially underway prior to the submission of an application under the Accelerated Approval Program. And, if such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
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
We have sought feedback from the FDA on our ability to seek and receive approval for veverimer under the Accelerated Approval Program, but there can be no assurance that the FDA will ultimately agree that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and the design of our confirmatory postmarketing trial, VALOR-CKD, will be sufficient to support such approval. There also can be no assurance that after subsequent FDA feedback that we will continue to pursue approval under the Accelerated Approval Program. Furthermore, if we submit an application for approval through the Accelerated Approval Program, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. For example, the FDA could require us to conduct further studies or trials prior to considering our application or granting approval of any type, including by determining that approval under the Accelerated Approval Program is not appropriate and that our pivotal Phase 3 clinical trial, TRCA-301, may not be used to support approval under the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain approval under the Accelerated Approval Program could result in a longer time period to commercialize veverimer, could increase the cost of development of it and could significantly harm our financial position and competitive position in the marketplace.
Even if we receive approval for veverimer under the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of our ongoing confirmatory postmarketing trial, VALOR-CKD, or such other confirmatory postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory postmarketing trial with due diligence, a confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
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
Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole product candidate, veverimer. Based on the results of our pivotal Phase 3 clinical trial, TRCA-301, and 40-week extension trial, TRCA-301E, we plan to prepare and submit an NDA seeking approval under the FDA’s Accelerated Approval Program to market veverimer. Veverimer may not receive marketing approval even though we believe we achieved the primary and secondary endpoints in our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. The FDA and other foreign regulatory agencies have substantial discretion in evaluating the results of our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, do not support approval of an NDA for veverimer. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory agencies may disagree with our trial design and our interpretation of data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, or our nonclinical studies. Upon the FDA’s review of the data from our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could advise us to delay our submission of an NDA. Accordingly, we may not submit our NDA for veverimer within our anticipated time frame and, even after we make the submission, the FDA may not accept it for filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for veverimer.
While there are comparable approval pathways outside the United States that are similar to the Accelerated Approval Program, we have not yet explored whether veverimer might qualify for such a program. Foreign regulatory authorities may determine that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101, are not sufficient to support regulatory approval and may require us to complete additional clinical trials or other studies prior to submitting an application for approval.
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
The FDA or any foreign regulatory agency can delay, limit or deny approval to market veverimer for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that veverimer is safe and effective for the requested indication;

•	our inability to gain agreement from the FDA that veverimer is appropriate for approval under FDA’s Accelerated Approval Program;

•	our inability to gain agreement from applicable foreign regulatory authorities that veverimer is appropriate for approval under applicable regulatory pathways;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical and clinical studies and trials;

•	our inability to demonstrate that the clinical and other benefits of veverimer outweigh any safety or other perceived risks;

•	our ability to enroll an adequate number of patients in our confirmatory postmarketing trial, VALOR-CKD, in a timely manner;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies or trials;

•	the FDA’s or the applicable foreign regulatory agency’s having differing requirements for the trial protocols used in our clinical trials;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of veverimer;

•	the FDA’s or the applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our product candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 trial, TRCA-301, and our 40-week extension trial, TRCA-301E, for veverimer do not ensure that our ongoing postmarketing trial, VALOR-CKD, or other future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, for veverimer in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of veverimer and could impact the design and conduct of ongoing and future clinical trials.

For approval of veverimer through the Accelerated Approval Program, we are required to conduct a confirmatory postmarketing clinical trial. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of the NDA for veverimer by the FDA under the Accelerated Approval Program. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
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
Patient enrollment is a significant factor in the conduct of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.
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
Our 40-week extension trial, TRCA-301E, was conducted at 37 sites in the United States and Europe. Our confirmatory postmarketing trial, VALOR-CKD, is being conducted in a significantly greater number of countries and a significantly greater number of sites than TRCA-301E. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH guidelines and GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
We do not directly control, and are completely dependent on, our contract manufacturers for compliance with, applicable requirements including cGMP, for manufacture of both veverimer drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications or they are unable to comply with the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain adequate supply of veverimer drug substance and drug product. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If our contract manufacturers’ facilities fail to comply with the FDA or a comparable foreign regulatory agency requirement, we may need to find alternative manufacturing facilities for veverimer drug substance or drug product, which would negatively impact our ability to develop, obtain regulatory approval for, or market veverimer, if approved, and materially adversely affect our financial condition.
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
Moreover, our current supplier of drug substance may not have the capacity to manufacture veverimer drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of veverimer drug substance. We are currently negotiating the terms of a commercial supply agreement with our current drug substance supplier and engaging in discussions with a potential second supplier for commercial drug substance. These negotiations may lead to a definitive agreement that could include a long-term commitment to purchase veverimer drug substance that could create a significant financial obligation. These negotiations may not lead to a definitive agreement on acceptable terms, or at all, which would have a material adverse effect on our business. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of veverimer, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer-based drugs. If we are unable to reduce the manufacturing cost of veverimer drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of veverimer drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of veverimer drug substance, the ability of veverimer to reach its market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from the sale of veverimer. If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing veverimer drug substance until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture veverimer on a timely basis.
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
While we believe we have sufficient drug substance to supply the anticipated demand for at least the next 12 months of our confirmatory postmarketing trial, VALOR-CKD, we are in the process of scaling our two-step manufacturing process to commercial scale with our third-party supplier. The scale of the first step in our drug substance manufacturing process, step one, is being increased from approximately 340 kg/batch and the scale of the second step in our manufacturing process, step two, is being increased from approximately 65 kg/batch to provide targeted commercial batch sizes for each of the steps in the range of 500 to 700 kg. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. We are in the process of scaling and optimizing the current production methods to meet our anticipated commercial needs without introducing changes to key veverimer properties, including binding capacity, selectivity for hydrochloric acid and non-absorption. We use acid binding, competitive anion binding and particle size measurement assays to confirm these properties. Any difficulties experienced in the ongoing scale-up or optimization of our drug substance manufacturing processes to commercial scale could materially adversely affect or delay our ability to (i) meet regulatory process validation requirements to demonstrate that our manufacturing process is capable of consistently delivering quality product, or (ii) have sufficient quantities of veverimer drug product manufactured to successfully conduct our ongoing confirmatory postmarketing trial, VALOR-CKD, or (iii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.
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

Although we have monitored the subjects in our trials for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials to date, patients treated with veverimer may experience adverse reactions. The most commonly reported adverse effects experienced by more patients on veverimer than placebo in the TRCA-101, TRCA-301 and TRCA-301E trials combined were mild to moderate diarrhea and flatulence. It is possible that the FDA may ask for additional data regarding such matters. In addition, CKD patients often experience significant and frequent comorbidities and are being treated with other medications. Although in vitro studies and human drug-drug interaction, or DDI, studies available to date indicate that veverimer does not interact with medications commonly used by CKD patients, if significant DDIs occur in the future, veverimer may no longer be compatible with some of the medications used to treat CKD patients. If safety problems occur or are identified after veverimer reaches the market, the FDA may require that we amend the labeling of veverimer, recall veverimer, or even withdraw approval for veverimer.
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
As of June 30, 2019, we had 90 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for veverimer. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative, medical affairs and sales and marketing organizations;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.
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
On the last business day of our second quarter in fiscal year 2019, the aggregate worldwide market value of shares of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the period ended June 30, 2019.

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
We are subject to data protection laws, including the EU General Data Protection Regulation 2016/679, or GDPR. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
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
In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which are scheduled to go into effect on January 1, 2020. The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We will seek approval for veverimer under the FDA’s Accelerated Approval Program, which would allow us to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict veverimer’s clinical benefit, but we will be subject to rigorous postmarketing requirements, including the completion of one or more confirmatory postmarketing trials to verify the clinical benefit of veverimer. If the FDA is not satisfied that we diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of veverimer by the FDA. If unable to obtain approval under the Accelerated Approval Program, we will have to pursue a conventional approval pathway for veverimer. In addition, in such case, the FDA could determine that our pivotal Phase 3 clinical trial, TRCA-301, may not be sufficient to support approval under the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.

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
We have initiated and are enrolling subjects in our confirmatory postmarketing trial, VALOR-CKD. The VALOR-CKD trial design may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials.
If clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, impacts the VALOR-CKD trial design, we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can submit the NDA or comparable foreign applications, any such modification or additional trial could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
We conducted the TRCA-301 trial and the 40-week extension trial, TRCA-301E, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
The most commonly reported adverse effects experienced by more patients on veverimer than placebo in the TRCA-101, TRCA-301 and TRCA-301E trials combined were mild to moderate diarrhea and flatulence. If we are successful in commercializing veverimer, FDA and most foreign regulatory agency regulations require that we report certain information about adverse medical events if the product may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of veverimer. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, and seizure of our products.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, China and other countries will put pressure on the pricing and usage of veverimer. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for veverimer, if approved. Accordingly, in markets outside the United States, the reimbursement for veverimer compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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
We may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making, using, importing and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
We will lose our status as an "emerging growth company," as of December 31, 2019, and the reduced disclosure requirements applicable to "emerging growth companies" will no longer apply to us.
We are an “emerging growth company,” as defined in the JOBS Act. On the last business day of our second quarter in fiscal year 2019, the aggregate worldwide market value of shares of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, we will be considered a large accelerated filer and, as a consequence, lose our status as an emerging growth company. As of such date, we will no longer be permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are emerging growth companies. These exemptions include, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, we may incur significant additional expenses that we did not previously incur.  Moreover, once we are no longer an “emerging growth company,” the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all.
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
As of June 30, 2019, we had outstanding a total of 49,276,445 shares. All of our outstanding shares of common stock are currently freely tradable in the public market.
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
As of June 30, 2019, holders of an aggregate of approximately 29.0 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58% of our outstanding voting stock.
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
Certain of our executive officers are parties to severance arrangements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $6.2 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $57.7 million (as of June 28, 2019, based on The Nasdaq Global Select Market closing price of $39.46 per share) in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

By:	/s/ Steffen Pietzke
Steffen Pietzke
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)