Form 10-Q
period 2019-09-30
Tricida, Inc.
filed 2019-11-14
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 7, 2019, the registrant had 49,613,330 shares of common stock, par value $0.001 per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements generally can be identified by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	estimates of our expenses, capital requirements and our needs for additional financing;

•	the prospects of veverimer (also known as TRC101), our only product candidate, which is still in development;

•	our ability to obtain approval of our New Drug Application, or NDA, for veverimer from the U.S Food and Drug Administration, or FDA, under the Accelerated Approval Program;

•	our expectations regarding the timing of the completion of our nonclinical studies;

•	the design of our ongoing confirmatory postmarketing trial, VALOR-CKD, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;

•	our expectations regarding the timing of the enrollment, completion and reporting of our confirmatory postmarketing trial, VALOR-CKD;

•	the outcome and results of our VALOR-CKD trial;

•	the market acceptance or commercial success of veverimer, if approved, and the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community;

•	our expectations regarding competition, potential market size and the size of the patient population for veverimer, if approved for commercial use;

•	our expectations regarding our ability to draw under our credit facility with Hercules Capital, Inc.;

•	our expectations regarding the safety, efficacy and clinical benefit of veverimer;

•	our ability to achieve and maintain regulatory approval of veverimer, and any related restrictions, limitations and/or warnings in the label of veverimer;

•	our sales, marketing or distribution capabilities and our ability to commercialize veverimer, if we obtain regulatory approval;

•	our current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of veverimer;

•	our expectations regarding the ability of our contract manufacturing partners to produce veverimer in the quantities and timeframe that we will require;

•	our expectations regarding our future costs of goods;

•	our ability to attract, retain and motivate key personnel and increase the size of our organization;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering veverimer;

•	potential claims relating to our intellectual property and third-party intellectual property;

•	the duration of our intellectual property estate that will provide protection for veverimer;

•	our ability to establish collaborations in lieu of obtaining additional financing; and

•	our financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$30,368	$37,172
Short-term investments	291,864	203,906
Prepaid expenses and other current assets	4,856	3,269
Total current assets	327,088	244,347
Long-term investments	41,342	2,287
Property and equipment, net	2,053	1,215
Operating lease right-of-use assets	9,694	—
Total assets	$380,177	$247,849

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,471	$8,460
Current operating lease liabilities	1,064	—
Accrued expenses and other current liabilities	15,601	6,344
Total current liabilities	21,136	14,804

Term Loan	38,016	38,071
Non-current operating lease liabilities	8,914	—
Other long-term liabilities	488	449
Total liabilities	68,554	53,324
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 49,531,916 and 42,148,247 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	50	42
Additional paid-in capital	621,923	386,830
Accumulated other comprehensive income (loss)	486	(153)
Accumulated deficit	(310,836)	(192,194)
Total stockholders’ equity	311,623	194,525
Total liabilities and stockholders’ equity	$380,177	$247,849
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$31,976	$25,230	$92,375	$62,897
General and administrative	13,120	4,178	28,333	11,888
Total operating expenses	45,096	29,408	120,708	74,785
Loss from operations	(45,096)	(29,408)	(120,708)	(74,785)
Other income (expense), net	2,387	1,247	6,256	1,987
Interest expense	(1,410)	(937)	(4,190)	(2,166)
Net loss	(44,119)	(29,098)	(118,642)	(74,964)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(143)	(14)	639	(27)
Total comprehensive loss	$(44,262)	$(29,112)	$(118,003)	$(74,991)
Net loss per share, basic and diluted	$(0.89)	$(0.71)	$(2.53)	$(4.86)
Weighted-average number of shares outstanding, basic and diluted	49,418,025	41,261,703	46,813,876	15,415,194
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
Issuance of warrant in connection with Term Loan	—	—	—	—	284	—	—	284
Issuance of common stock under equity incentive plans	—	—	527,859	1	736	—	—	737
Stock-based compensation	—	—	—	—	2,658	—	—	2,658
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	(37,897)	(37,897)
Balance at March 31, 2019	—	—	42,676,106	43	390,508	149	(230,091)	160,609
Issuance of common stock in connection with public offering, net of underwriter discounts and issuance costs	—	—	6,440,000	6	217,003	—	—	217,009
Issuance of common stock under equity incentive plans	—	—	160,339	—	959	—	—	959
Stock-based compensation	—	—	—	—	4,413	—	—	4,413
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	(36,626)	(36,626)
Balance at June 30, 2019	—	—	49,276,445	49	612,883	629	(266,717)	346,844
Issuance of common stock under equity incentive plans	—	—	255,471	1	358	—	—	359
Stock-based compensation	—	—	—	—	8,682	—	—	8,682
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(44,119)	(44,119)
Balance at September 30, 2019	—	$—	49,531,916	$50	$621,923	$486	$(310,836)	$311,623
See accompanying notes to condensed financial statements (unaudited).

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Shares	Amount
Balance at December 31, 2017	104,129,702	$147,070	2,272,609	$2	$1,356	$(13)	$(89,386)	$(88,041)
Issuance of common stock under equity incentive plans	—	—	29,519	—	24	—	—	24
Stock-based compensation	—	—	—	—	353	—	—	353
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2018	104,129,702	147,070	2,302,128	2	1,733	(67)	(109,890)	(108,222)
Series A warrant exercise	95,936	458	—	—	—	—	—	—
Issuance of common stock under equity incentive plans	—	—	151,478	—	108	—	—	108
Reclassification of warrants from liability to equity	—	—	—	—	194	—	—	194
Stock-based compensation	—	—	—	—	970	—	—	970
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(25,362)	(25,362)
Balance at June 30, 2018	104,225,638	147,528	2,453,606	2	3,005	(26)	(135,252)	(132,271)
Preferred shares converted into common stock	(104,225,638)	(147,528)	26,187,321	26	147,502	—	—	147,528
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	13,455,000	14	231,172	—	—	231,186
Issuance of common stock under equity incentive plans	—	—	4,396	—	34	—	—	34
Stock-based compensation	—	—	—	—	1,706	—	—	1,706
Net unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(29,098)	(29,098)
Balance at September 30, 2018	—	$—	42,100,323	$42	$383,419	$(40)	$(164,350)	$219,071
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(118,642)	$(74,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	455
Amortization of operating lease right-of-use assets	646	—
Accretion (amortization) of premiums and discounts on investments	(3,143)	(392)
Amortization of Term Loan discount and issuance costs	1,564	902
Stock-based compensation	15,753	3,029
Changes in fair value of compound derivative liability and warrants	259	(238)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,562)	(184)
Accounts payable	(4,235)	2,251
Accrued expenses and other liabilities	9,544	7,166
Operating lease liabilities	(584)	—
Net cash used in operating activities	(99,876)	(61,975)
Investing activities:
Purchases of investments	(375,385)	(103,012)
Maturities of investments	252,155	55,804
Purchases of property and equipment	(1,117)	(712)
Net cash used in investing activities	(124,347)	(47,920)
Financing activities:
Proceeds from equity offerings, net	217,930	237,750
Payments of equity offering costs	(921)	(6,564)
Proceeds from exercise of common stock under equity incentive plans	1,944	251
Proceeds from issuance of convertible preferred stock, net	—	85
Proceeds from leasehold improvement loan	—	276
Repayment of leasehold improvement loan	(85)	(81)
Proceeds (payments) under Term Loan, net	(1,449)	23,622
Net cash provided by financing activities	217,419	255,339
Net increase (decrease) in cash and cash equivalents	(6,804)	145,444
Cash and cash equivalents at beginning of period	37,172	9,774
Cash and cash equivalents at end of period	$30,368	$155,218
Supplemental disclosures
Cash paid for interest	$2,504	$1,073
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$8,084	$—
Warrants and compound derivative liability related to Term Loan	$284	$810
Purchase of property and equipment in accounts payable and accrued expenses	$271	$116
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc. (the Company) was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013, or inception. The Company is focused on the development and commercialization of its drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through September 30, 2019, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2019, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2019 and 2018 and the condensed statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. The Company considered information available at the adoption date of Topic 842 to determine the incremental borrowing rate for leases in existence as of this date. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
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
As a lessee, the primary impact of the adoption of Topic 842 was the recognition of operating lease ROU assets of $2.3 million and operating lease liabilities of $2.5 million on its condensed balance sheet as of January 1, 2019. See Note 4 "Leases" for additional details.
Standards Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize, as an allowance, its estimate of expected credit losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its financial statements.
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
The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of the reporting period. There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2019.
The Company's financial instruments consist primarily of cash, cash equivalents, short-term and long-term investments, accounts payable and the Term Loan with Hercules.
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.
The following tables set forth the fair value of the Company's cash and financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of September 30, 2019 and December 31, 2018.

	September 30, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,644	$—	$—	$1,644	$1,644	$—	$—
Level 1:
Money market fund	28,724	—	—	28,724	28,724	—	—
Level 2:
U.S. government agency securities	16,492	3	(2)	16,493	—	2,000	14,493
Commercial paper	139,242	164	(2)	139,404	—	139,404	—
Corporate debt securities	161,438	309	(6)	161,741	—	134,892	26,849
Asset-backed securities	15,548	20	—	15,568	—	15,568	—
Subtotal	332,720	496	(10)	333,206	—	291,864	41,342
Total assets measured at fair value	$363,088	$496	$(10)	$363,574	$30,368	$291,864	$41,342

	December 31, 2018
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$3,021	$—	$—	$3,021	$3,021	$—	$—
Level 1:
Money market fund	33,154	—	—	33,154	33,154	—	—
Level 2:
Commercial paper	68,467	—	(63)	68,404	997	67,407	—
Corporate debt securities	89,038	4	(63)	88,979	—	86,692	2,287
Asset-backed securities	49,838	3	(34)	49,807	—	49,807	—
Subtotal	207,343	7	(160)	207,190	997	203,906	2,287
Total assets measured at fair value	$243,518	$7	$(160)	$243,365	$37,172	$203,906	$2,287

Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $2.5 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. There were no gross realized gains and gross realized losses for the three and nine months ended September 30, 2019 and 2018.
The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$9,997	$(2)	$—	$—
Commercial paper	3,924	(2)	67,407	(63)
Corporate debt securities	15,733	(6)	85,699	(63)
Asset-backed securities	—	—	36,730	(34)
Total	$29,654	$(10)	$189,836	$(160)

The Company held a total of 10 and 48 positions which were in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. As of September 30, 2019, unrealized losses on available-for-sale investments were not attributable to credit risk. The Company determined that there were no other-than-temporary impairments as of September 30, 2019 because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of September 30, 2019.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$291,396	$291,864
Mature in one to five years	41,324	41,342
Total	$332,720	$333,206

The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
(in thousands)	Compound Derivative Liability	Compound Derivative Liability	Warrant Liability
Fair value at beginning of period	$161	$—	$106
Additions	—	654	156
Change in fair value	259	(543)	305
Reclassification to equity	—	—	(194)
Issuance of convertible preferred stock on exercise of warrant	—	—	(373)
Fair value at end of period	$420	$111	$—

The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of September 30, 2019.

	September 30, 2019
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Input
Compound derivative liability	$420	Discounted cash flow	Discount rate	11.4%
			Probability of the occurrence of certain events	10.0%

Term Loan
The estimated fair value of the Term Loan was $39.7 million as of September 30, 2019 which approximates the carrying value and is classified as Level 3. The Company utilized a market yield analysis and income approach to estimate a value for the Term Loan. The key valuation assumptions used consist of the discount rate of 11.4% and the probability of the occurrence of certain events of 10.0%.
NOTE 4. LEASES
As described in Note 2. "Summary of Significant Accounting Policies", the Company adopted Topic 842 as of January 1, 2019. Comparative prior period amounts have not been adjusted and are reported in accordance with historic accounting under Topic 840.
In July 2014, the Company entered into a five-year noncancelable operating lease for its offices and laboratory space in South San Francisco, California that was scheduled to expire in June 2019, with an option for the Company to extend the lease for an additional three years. In August 2017, the Company entered into an amendment which extended the existing operating lease to June 2021 and added 13,258 square feet of additional lease space resulting in a total of 26,987 square feet being leased in the aggregate under the amended lease. In November 2017, the Company entered into a second amendment which reduced the common areas resulting in a total of 26,897 square feet being leased in aggregate under the second amendment.
On August 14, 2019, the Company entered into a third amendment to the existing operating lease which will extend the leased space by an additional 19,177 square feet, or Second Expansion Premises, which will result in a total of 46,074 square feet being leased in aggregate. The operating lease for the Second Expansion Premises will commence on the date they are delivered to the Company, which is expected to be September 1, 2020 (the Second Expansion Premises Commencement Date). In conjunction with the third amendment, the Company also agreed to lease 5,569 square feet of temporary office space effective August 15, 2019 to the Second Expansion Premises Commencement Date. The third amendment will extend the lease by 84 months from the Second Expansion Premises Commencement Date, with an option to extend the lease for an additional 36 months subject to certain conditions. The Company determined that the Second Expansion Premises shall be accounted for as a new lease at the Second Expansion Premises Commencement Date. Further, the Company determined that the amendment to the existing operating lease and temporary office space shall be accounted as a lease modification as of September 30, 2019. The Company recognized an operating lease ROU asset of $8.1 million and operating lease liability of $8.1 million on its condensed balance sheet upon the execution of the third amendment on August 14, 2019, and will measure and record an additional ROU asset and operating lease liability for the Second Expansion Premises upon the Second Expansion Premises Commencement Date.
Operating lease expense was $0.4 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. Operating cash flows for the nine months ended September 30, 2019 included $0.8 million in cash payments for operating leases. Expense related to short-term leases was not significant for the three and nine months ended September 30, 2019.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2019.

(in thousands)	September 30, 2019
2019 (remaining three months)	$273
2020	1,107
2021	1,377
2022	1,662
2023 and thereafter	8,434
Total lease payments (1)	12,853
Less: imputed interest	(2,875)
Total operating lease liabilities	$9,978

(1) As noted above, The operating lease for the Second Expansion Premises will commence in fiscal year 2020 and therefore the lease related to the Second Expansion Premises is not recognized on the condensed consolidated balance sheet as of September 30, 2019. As of September 30, 2019, future minimum lease payments related to the Second Expansion Premises are expected to be $8.2 million over the lease term of 7.0 years.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted average discount rate used to determine the operating lease liabilities as of September 30, 2019 was 6.0%. The Company's weighted average remaining lease term was 7.9 years as of September 30, 2019.
ASC Topic 840 Disclosures
The Company elected the alternative modified transition method and is required to present previously disclosed information under the prior accounting standard for leases. The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2018, as previously disclosed.

(in thousands)	December 31, 2018
2019	$1,076
2020	1,108
2021	562
2022 and thereafter	—
Total future minimum lease payments	$2,746

NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Furniture and fixtures	$210	$193
Computer and lab equipment	3,125	1,888
Leasehold improvements	1,163	1,055
	4,498	3,136
Less: accumulated depreciation and amortization	(2,445)	(1,921)
Total property and equipment, net	$2,053	$1,215

Depreciation and amortization expense was approximately $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million for the nine months ended September 30, 2019 and 2018.
Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Accrued clinical and nonclinical study costs	$1,679	$2,168
Accrued contract manufacturing	8,081	1,676
Accrued compensation	2,890	1,565
Accrued professional fees and other	2,951	935
Total accrued expenses and other current liabilities	$15,601	$6,344

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
As of September 30, 2019, the Company calculated the fair values of the compound derivative by computing the difference between the fair value of the Term Loan with the compound derivative using the “with and without” method under the income approach, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability‑weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 11.4% and the probability of the occurrence of certain events of 10.0%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $0.4 million as of September 30, 2019 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheets and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of September 30, 2019 and December 31, 2018, there were unamortized issuance costs and debt discounts of $3.6 million and $2.7 million, respectively, which were recorded as a direct deduction from the Term Loan on the condensed balance sheets.
The following table presents future payments of principal and interest on the Term Loan as of September 30, 2019.

(in thousands)	September 30, 2019
2019 (remaining three months)	$844
2020	3,396
2021	14,173
2022	20,403
2023	16,282
55,098
Less: amount representing interest	(15,098)
Present value of Term Loan	40,000
Less: current portion	—
Long-term portion of Term Loan	$40,000

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Facilities
The Company has an operating lease for its offices and laboratory space in South San Francisco. See Note 4. "Leases" for additional information about this lease.
In addition, associated with the operating lease, the Company has a tenant improvement loan with remaining payments totaling approximately $0.2 million as of September 30, 2019.
Other Commitments
On May 8, 2018, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a master development/validation services and clinical/launch supply agreement, or MDS, pursuant to which Patheon will manufacture and supply the Company drug substances. Statements of work under the MDS commit the Company to certain purchase obligations of approximately $134.2 million, of which $22.8 million was paid through September 30, 2019 and $111.4 million will be paid over the next 24 months, with approximately one-half of this amount occurring in each of the two successive 12-month periods. On October 4, 2019, the Company and Patheon entered into the Manufacturing and Commercial Supply Agreement under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. See Note 10 "Subsequent Events" for additional information.
The Company also enters into other contracts in the normal course of business with contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancelable contracts and accordingly, are not included in the contractual obligations and disclosures summarized above.
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
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2019 and December 31, 2018, the Company had 49,531,916 and 42,148,247 shares of common stock outstanding, respectively. As of September 30, 2019, and December 31, 2018, the Company had no shares of preferred stock outstanding.
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
Common stock reserved for future issuance as of September 30, 2019 and December 31, 2018, consisted of the following.

	September 30, 2019	December 31, 2018
Stock options and RSUs issued and outstanding	6,685,989	4,599,307
Stock options, RSUs and ESPP shares authorized for future issuance	3,611,844	4,534,784
Total	10,297,833	9,134,091

NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(44,119)	$(29,098)	$(118,642)	$(74,964)
Denominator:
Weighted average common shares outstanding	49,425,382	41,295,394	46,824,045	15,436,198
Less: weighted average shares subject to repurchase	(7,357)	(33,691)	(10,169)	(21,004)
Weighted average number of shares used in basic and diluted net loss per share	49,418,025	41,261,703	46,813,876	15,415,194
Net loss per share, basic and diluted	$(0.89)	$(0.71)	$(2.53)	$(4.86)

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

	September 30,
	2019	2018
Warrants to purchase common stock	123,637	53,458
Common stock subject to repurchase	6,300	28,793
Options and RSUs issued and outstanding	6,685,989	4,580,888
Total potential common shares excluded from the computation of diluted net loss per share	6,815,926	4,663,139

NOTE 10. SUBSEQUENT EVENTS
On October 4, 2019, the Company entered into a Manufacturing and Commercial Supply Agreement, or the

Supply Agreement, with Patheon. Under the Supply Agreement, Patheon has agreed to manufacture and supply veverimer to support the Company’s commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. The Company’s obligation to purchase veverimer is subject to minimum and maximum annual commitments, with the minimum commitments subject to reduction in certain circumstances. The Company has agreed to reimburse Patheon for certain capital expenditures Patheon incurs to make improvements to its manufacturing facility as required to meet the Company’s supply requirements.
The Supply Agreement has an initial term ending on June 30, 2030, and will automatically extend for two three-year renewal periods, unless a notice of non-renewal is delivered at least three years before the expiration of the initial term or the first renewal period, as applicable. The Company is currently evaluating the accounting impact and disclosure requirements associated with the Supply Agreement.

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
Overview
We are a pharmaceutical company focused on the development and commercialization of our drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. In May 2018, we completed our randomized, double-blind, placebo controlled, pivotal Phase 3 clinical trial, TRCA-301, in 217 CKD patients with metabolic acidosis. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). One hundred ninety-six of the 208 subjects who completed the 12-week treatment period in our TRCA-301 trial agreed and were eligible to continue in our 40-week extension trial, TRCA-301E, which we completed in March 2019. The TRCA-301E trial met its primary and all secondary endpoints.
In August 2019, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market veverimer. We subsequently received the FDA’s filing communication letter, or Day 74 Letter, which stated that our NDA had been accepted for review by the FDA under the Accelerated Approval Program and that a user fee goal date of August 22, 2020 had been set under the Prescription Drug User Fee Act. The Day 74 Letter also stated the FDA is currently planning to hold an advisory committee meeting to discuss the NDA, which we believe would likely occur in the first half of 2020.
As part of the Accelerated Approval Program, we are currently conducting a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis and CKD. We anticipate the VALOR-CKD trial will randomize approximately 1,600 subjects and is currently estimated to complete enrollment in mid-2020.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through September 30, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019, and net borrowing of $37.3 million after fees of $2.7 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $44.1 million and $29.1 million for the three months ended September 30, 2019 and 2018, respectively, and $118.6 million and $75.0 million for the nine months ended

September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $310.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with our operations.
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
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, benefits, travel and other related costs, including stock-based compensation expenses, for personnel engaged in research and development functions; expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development, optimization and scale-up expenses and the cost of acquiring and manufacturing clinical study materials and commercial materials; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$31,976	$25,230	$6,746	27%	$92,375	$62,897	$29,478	47%
General and administrative	13,120	4,178	8,942	214%	28,333	11,888	16,445	138%
Total operating expenses	45,096	29,408	15,688	53%	120,708	74,785	45,923	61%
Loss from operations	(45,096)	(29,408)	(15,688)	53%	(120,708)	(74,785)	(45,923)	61%
Other income (expense), net	2,387	1,247	1,140	91%	6,256	1,987	4,269	215%
Interest expense	(1,410)	(937)	(473)	50%	(4,190)	(2,166)	(2,024)	93%
Net loss	$(44,119)	$(29,098)	$(15,021)	52%	$(118,642)	$(74,964)	$(43,678)	58%
Research and Development Expense
The following table presents our research and development expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
(in thousands)	2019	2018	$	%
Clinical development costs	$22,632	$20,277	$2,355	12%
Personnel and related costs	3,810	2,939	871	30%
Stock-based compensation expense	4,429	1,070	3,359	314%
Other research and development costs	1,105	944	161	17%
Total research and development expense	$31,976	$25,230	$6,746	27%
Comparison of the three months ended September 30, 2019 and 2018

Research and development expense was $32.0 million and $25.2 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $6.7 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $2.4 million related to the veverimer NDA application fee and our VALOR-CKD trial, partially offset by reduced expenditures associated with our TRCA-301 trial completed in May 2018 and our TRCA-301E trial completed in March 2019; increased personnel and related costs of $0.9 million related to headcount growth; increased stock-based compensation expense of $3.4 million related to headcount growth and higher fair values of awards granted; and increased other research and development costs of $0.2 million.
The following table presents our research and development expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$	%
Clinical development costs	$69,977	$51,197	$18,780	37%
Personnel and related costs	11,017	7,343	3,674	50%
Stock-based compensation expense	8,131	1,769	6,362	360%
Other research and development costs	3,250	2,588	662	26%
Total research and development expense	$92,375	$62,897	$29,478	47%
Comparison of the nine months ended September 30, 2019 and 2018
Research and development expense was $92.4 million and $62.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $29.5 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $18.8 million related to our VALOR-CKD trial and the veverimer NDA application fee, partially offset by reduced expenditures associated with our TRCA-301 trial completed in May 2018 and our TRCA-301E trial completed in March 2019, and an increase in scale-up costs related to the optimization of our manufacturing process and drug substance manufacturing and the veverimer NDA application fee; increased personnel and related costs of $3.7 million related to headcount growth; increased stock-based compensation expense of $6.4 million related to headcount growth and higher fair values of awards granted; and increased other research and development costs of $0.7 million primarily related to legal and travel expenses.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
(in thousands)	2019	2018	$	%
Personnel and related costs	$3,222	$1,287	$1,935	150%
Stock-based compensation expense	4,253	636	3,617	N/M
Other general and administrative costs	5,645	2,255	3,390	150%
Total general and administration expense	$13,120	$4,178	$8,942	214%
N/M - Not meaningful
Comparison of the three months ended September 30, 2019 and 2018
General and administrative expense was $13.1 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $8.9 million was due to administrative and pre-commercialization activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $1.9 million related to headcount growth; increased stock-based compensation expense of $3.6 million due to headcount growth and higher fair values of awards granted; and additional other general and administrative costs of $3.4 million, which primarily related to pre-commercialization costs and legal services.

The following table presents our general and administrative expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$	%
Personnel and related costs	$7,605	$4,675	$2,930	63%
Stock-based compensation expense	7,622	1,260	6,362	N/M
Other general and administrative costs	13,106	5,953	7,153	120%
Total general and administration expense	$28,333	$11,888	$16,445	138%
N/M - Not meaningful
Comparison of the nine months ended September 30, 2019 and 2018
General and administrative expense was $28.3 million and $11.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $16.4 million was due to administrative and pre-commercialization activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $2.9 million related to headcount growth; increased stock-based compensation expense of $6.4 million due to headcount growth and higher fair values of awards granted and additional other general and administrative costs of $7.2 million, which primarily related to pre-commercialization costs and legal services.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through September 30, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net borrowing of $37.3 million after fees of $2.7 million under the Term Loan. As of September 30, 2019, we had cash, cash equivalents and investments of $363.6 million.
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
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $310.8 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
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

•
the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer, and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement we entered into with Patheon Austria GmbH & Co KG on October 4, 2019;

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
Cash Flows
The following table summarizes a summary of the net cash flow activity for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in)
Operating activities	$(99,876)	$(61,975)
Investing activities	(124,347)	(47,920)
Financing activities	217,419	255,339
Net increase (decrease) in cash and cash equivalents	$(6,804)	$145,444
Cash Used in Operating Activities
During the nine months ended September 30, 2019, cash used in operating activities was $99.9 million, which consisted of a net loss of $118.6 million, adjusted by cash provided by non-cash charges of $15.6 million and changes in our operating assets and liabilities of $3.2 million. The non-cash charges consisted primarily of stock-based compensation of $15.8 million, amortization of Term Loan discount and issuance costs of $1.6 million, amortization of operating lease right-of-use assets of $0.6 million, depreciation and amortization of $0.5 million and changes in fair value of compound derivative liability and warrants of $0.3 million, partially offset by net amortization of premiums and discounts on investments of $3.1 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $9.5 million, partially offset by a decrease in accounts payable of $4.2 million, an increase in prepaid expenses and other assets of $1.6 million and a decrease in operating lease liabilities of $0.6 million.
During the nine months ended September 30, 2018, cash used in operating activities was $62.0 million, which consisted of a net loss of $75.0 million, adjusted by changes in cash used in our operating assets and liabilities of $9.2 million and non-cash charges of $3.8 million. The changes in our operating assets and liabilities were primarily due to increases in accrued expenses and other current liabilities of $7.2 million and accounts payable of $2.2 million partially offset by a decrease in prepaid and other assets of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $3.0 million, amortization of Term Loan discount and issuance costs of $0.9 million and depreciation and amortization of $0.5 million, partially offset by net amortization of premiums and discounts on investments of $0.4 million and changes in fair value of compound derivative liability and warrants of $0.2 million.

Cash Used in Investing Activities
Net cash used in investing activities was $124.3 million and $47.9 million for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in investing activities during the nine months ended September 30, 2019 was due to purchases of investments of $375.4 million and purchases of property and equipment of $1.1 million, partially offset by maturities of investments of $252.2 million. The net cash used in investing activities during the nine months ended September 30, 2018 was primarily due to purchases of investments of $103.0 million and purchases of property and equipment of $0.7 million, partially offset by maturities of investments of $55.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $217.4 million and $255.3 million for the nine months ended September 30, 2019 and 2018, respectively. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily due to net proceeds from our equity offering of $217.9 million and proceeds from the issuance of common stock under equity incentive plans of $1.9 million, partially offset by facility and legal fees related to the third amendment to the Term Loan of $1.4 million and payments of equity offering costs of $0.9 million. The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of net proceeds from our initial public offering of $237.7 million and the Term Loan funding, net of issuance costs, of $23.6 million, partially offset by payments of equity offering costs of $6.6 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.
Contractual Obligations and Commitments
For additional details regarding our contractual obligations, see Note 7 “Commitments and Contingencies” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in interest rates. There have been no material changes in our market risk during the nine months ended September 30, 2019, compared to the year ended December 31, 2018. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one product candidate, veverimer (also known as TRC101), which is in clinical trials and has no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a pharmaceutical company focused on the development and commercialization of our product candidate, veverimer, a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred significant losses in each year since our inception in 2013. Our net losses were $44.1 million and $29.1 million for the three months ended September 30, 2019 and 2018, and $118.6 million and $75.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $310.8 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of September 30, 2019, we had working capital of $306.0 million and cash, cash equivalents and investments of $363.6 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $363.6 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for veverimer and any future product candidates that we develop, in-license or acquire;

•	our ability to obtain approval for veverimer under the Accelerated Approval Program;

•	the costs of confirmatory postmarketing studies or trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;

•	the costs of obtaining commercial supplies of veverimer;

•	our ability to successfully commercialize veverimer;

•	the manufacturing, selling and marketing costs associated with veverimer, including the cost and timing of expanding our sales and marketing and medical affairs capabilities;

•	the timing and costs related to the optimization and scale-up of our manufacturing processes for veverimer and commercial supply of veverimer;

•	the amount and timing of sales, royalties and other revenue from veverimer, if approved, including the sales price and the availability of adequate third-party reimbursement;

•	the costs of operating as a public company;

•	the costs associated with any product recall that could occur;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the cash requirements of any future acquisitions or discovery of future product candidates, if any;

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
To date, we have invested all of our efforts and financial resources in the research and development of veverimer, which is our only product candidate, and our business and future success depends on our ability to successfully develop, obtain regulatory approval for, and commercialize veverimer. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 CKD patients with metabolic acidosis. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While we believe that these trials successfully met their primary and secondary endpoints and are sufficient to support our NDA, we cannot assure you that the U.S. Food and Drug Administration, or FDA, or any foreign regulatory agency will approve veverimer for marketing.
We submitted our NDA for veverimer to the FDA in August 2019. We subsequently received the filing communication letter, also referred to as the Day 74 Letter, which stated that the NDA had been accepted for review by the FDA under the Accelerated Approval Program and that a user fee goal date of August 22, 2020 had been set under the Prescription Drug User Fee Act, or PDUFA. The FDA is not bound by, and has in the past missed, its PDUFA goal dates, and it is unknown whether the review of our NDA filing for veverimer will be completed by the PDUFA goal date designated in the Day 74 Letter or will be delayed. The Day 74 Letter also stated the FDA is currently planning to hold an advisory committee meeting to discuss the NDA, which we believe would likely occur in the first half of 2020. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.
If, as anticipated, the FDA holds an advisory committee meeting, the advisory committee may recommend against approval or may recommend limitations, conditions or restrictions on the use of veverimer. The FDA may agree with some or all of those recommendations or impose its own limitations, conditions and restrictions on the use of veverimer. Furthermore, even if we obtain regulatory approval for veverimer, we need to continue to develop a commercial organization, or collaborate with a third party for the commercialization of veverimer, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payers. If we are unable to successfully commercialize veverimer, we may not be able to generate sufficient revenue to continue our business.

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
We currently plan to seek U.S. approval for our sole product candidate, veverimer, through the FDA’s Accelerated Approval Program based on the results of our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act, or FFDCA, provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval under the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
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
While our NDA is being reviewed under the Accelerated Approval Program, there can be no assurance that approval will be granted on a timely basis, or at all. For example, there can be no assurance that the FDA will ultimately agree that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and the design of our confirmatory postmarketing trial, VALOR-CKD, will be sufficient to support such approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval under the Accelerated Approval Program is not appropriate and that our pivotal Phase 3 clinical trial, TRCA-301, may not be used to support approval under the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval under the Accelerated Approval Program. A failure to obtain approval under the Accelerated Approval Program could result in a longer time period to obtain approval of veverimer, could increase the cost of development of it, could delay our ability to commercialize veverimer and could significantly harm our financial position and competitive position in the marketplace.
We submitted our NDA for veverimer to the FDA in August 2019. We subsequently received the filing communication letter, also referred to as the Day 74 Letter, which stated that the NDA had been accepted for review by the FDA under the Accelerated Approval Program, and that a user fee goal date of August 22, 2020 had been set under PDUFA. The FDA is not bound by, and has in the past missed, its PDUFA goal dates, and it is unknown whether the review of our NDA filing for veverimer will be completed by the PDUFA goal date designated in the Day 74 Letter or will be delayed. The Day 74 Letter also stated the FDA is currently planning to hold an advisory committee meeting to discuss the NDA, which we believe would likely occur in the first half of 2020. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions.
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
To gain approval to market a drug product, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.
Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole product candidate, veverimer. Our NDA to market veverimer is currently under review by the FDA under the Accelerated Approval Program. Veverimer may not receive marketing approval even though we believe we achieved the primary and secondary endpoints in our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. The FDA and other foreign regulatory agencies have substantial discretion in evaluating the results of our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, do not support approval of our NDA for veverimer. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory agencies may disagree with our trial design and our interpretation of data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, or our nonclinical studies. Even though we submitted our NDA, upon the FDA’s review of the data from our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for veverimer.
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
If we are not successful in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize veverimer, either under FDA’s Accelerated Approval Program or the conventional pathway. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. We are not permitted to market veverimer in the United States until we receive approval of our NDA from the FDA.

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

•
the anticipated advisory committee meeting resulting in a recommendation against approval for veverimer or a recommendation that the FDA require, as a condition of approval, modifications to existing, or additional, non-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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
Even if we eventually complete clinical testing and receive approval of our NDA or foreign marketing authorization for veverimer, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve veverimer for a more limited indication and/or a narrower patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of veverimer. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of veverimer and would materially adversely impact our business and prospects.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. While our NDA for veverimer has been filed with the FDA, we have not submitted similar marketing approval applications to comparable foreign authorities.
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
For approval of veverimer through the Accelerated Approval Program, we are required to conduct a confirmatory postmarketing clinical trial. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of our NDA for veverimer by the FDA under the Accelerated Approval Program. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
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
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States.
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
Our TRCA-301 trial was conducted at 37 sites and our 40-week extension trial, TRCA-301E, was conducted at 29 sites in the United States and Europe. Our confirmatory postmarketing trial, VALOR-CKD, is being conducted in a significantly greater number of countries and a significantly greater number of sites than our TRCA-301 and TRCA-301E trials. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH guidelines and GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
Moreover, our current supplier of drug substance may not have the capacity to manufacture veverimer drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of veverimer drug substance. We entered into a commercial supply agreement with our current drug substance supplier and are engaging in discussions with a potential second supplier for commercial drug substance. Our long-term commitment under the commercial supply agreement to purchase veverimer drug substance could create a significant financial obligation. Negotiations with a potential second supplier may not lead to a definitive agreement on acceptable terms, or at all, which could have a material adverse effect on our business. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of veverimer, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer-based drugs. If we are unable to reduce the manufacturing cost of veverimer drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of veverimer drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of veverimer drug substance, the ability of veverimer to reach its market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from the sale of veverimer. If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing veverimer drug substance until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture veverimer on a timely basis.
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
We believe we have sufficient drug substance for at least the next 12 months to supply the anticipated demand of our confirmatory postmarketing trial, VALOR-CKD, and anticipate we will have sufficient drug substance for at least the next 12 months to supply our initial anticipated commercial demand, if approved. The scale of the first step in our drug substance manufacturing process, step one, and the scale of the second step in our manufacturing process, step two, have been increased with our third-party supplier to provide commercial batch sizes for each of the steps in the range of 500 to 700 kg. We are in the process of validating our two-step manufacturing process at commercial scale with our third-party supplier to meet regulatory requirements. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to validate our drug substance manufacturing processes at commercial scale could materially adversely affect or delay our ability to (i) meet regulatory process validation requirements to demonstrate that our manufacturing process is capable of consistently delivering quality product, or (ii) have sufficient quantities of veverimer drug product manufactured to successfully conduct our ongoing confirmatory postmarketing trial, VALOR-CKD, or (iii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.

If we fail to establish an effective distribution process for veverimer drug product, if approved, our business may be adversely affected.
Once a product receives marketing approval, the manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of pharmaceutical products are subject to extensive regulation by federal and state agencies, which are subject to change by the relevant federal, state and local agencies. For example, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act, or DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. These requirements (some of which are still being phased in) preempt state drug pedigree requirements.
We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients and there is a risk that we may be unable to comply with the serialization requirements of the DSCSA within the necessary time frames. Furthermore, compliance with the DSCSA or any future federal or state electronic pedigree requirements may increase the Company’s operational expenses and impose significant administrative burdens.
While we have entered into a contract with a third-party logistics company to warehouse veverimer and distribute it, the distribution network will require significant coordination with our sales and marketing and finance teams. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage a compliant distribution process, the commercial launch and sales of veverimer, if approved, will be delayed or severely compromised and our results of operations may be harmed.
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
We currently have limited sales or marketing capabilities. In order to commercialize veverimer, if approved, we must build marketing and sales capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States by deploying an 85-person specialty sales force targeting that subset of nephrologists most focused on treating CKD patients. Building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of veverimer. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize veverimer if and when it receives regulatory approval or any such commercialization may experience delays or limitations.
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
Clinical trials, by their nature, utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that veverimer has no serious or severe side effects, and any such side effects may only be uncovered with a significantly larger number of patients exposed to the drug candidate. It is possible that ongoing and future clinical trials, as well as reports received from veverimer use commercially, if approved, may identify safety concerns.
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
The NDA safety database for new drugs intended for chronic use in non-life-threatening conditions typically includes at least 1,500 individuals, with at least 100 patients exposed to the drug for a minimum of one year (Guideline for Industry ICH-E1A: The Extent of Population Exposure to Assess Clinical Safety: For Drugs Intended for Long-term Treatment of Non-Life-Threatening Conditions). At the time of submitting our NDA, the veverimer safety database was significantly smaller than the guidance suggests. Given the toxicology study results and clinical safety profile observed to date for veverimer, as well as the non-absorbed nature of the drug, we believe our proposed safety database was adequate for the filing of the veverimer NDA and its review through the Accelerated Approval Program. However, we cannot assure you that the FDA will agree with our proposal. If they require additional safety data in our NDA, this could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
As of September 30, 2019, we had 104 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for veverimer. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness for the period ended September 30, 2019.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, pricing and reimbursement marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market veverimer in the United States until we receive approval of our NDA from the FDA. We have not obtained marketing approval for veverimer anywhere in the world. Obtaining regulatory approval of our NDA, even under the Accelerated Approval Program, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of regulatory approval of products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs.
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We are seeking approval for veverimer under the FDA’s Accelerated Approval Program, which would allow us to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict veverimer’s clinical benefit, but we will be subject to rigorous postmarketing requirements, including the completion of one or more confirmatory postmarketing trials to verify the clinical benefit of veverimer. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of veverimer by the FDA. If unable to obtain approval under the Accelerated Approval Program, we will have to pursue a conventional approval pathway for veverimer. In addition, in such case, the FDA could determine that our pivotal Phase 3 clinical trial, TRCA-301, may not be sufficient to support approval under the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.

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
If clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, impacts the VALOR-CKD trial design, we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can obtain regulatory approval from the FDA or comparable foreign authorities, and any such modification or additional trial could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations.
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
There are no FDA-approved therapies for the chronic treatment of metabolic acidosis in CKD patients. In addition, we are not aware of any chronic therapeutic agent that has previously been approved by the FDA on the basis of a clinical trial that used blood bicarbonate level as the primary endpoint. We have engaged in discussions with the FDA regarding the design of our pivotal Phase 3 clinical trial, TRCA-301, and whether the use of blood bicarbonate as a surrogate endpoint is reasonably likely to predict clinical benefit. However, the FDA has discretion at any time, including during our NDA review, to determine whether there is support for the use of blood bicarbonate as a surrogate endpoint.
Key issues with our endpoint include uncertainty about the degree of change from baseline blood bicarbonate that will translate into improved clinical outcomes, the population in which such change is expected to translate into improved clinical outcomes, and the need for data supporting a causal relationship between blood bicarbonate concentration and clinical outcomes. As a result, we cannot be certain that FDA will ultimately conclude that the design and results of our pivotal Phase 3 clinical trial, TRCA-301, which uses changes from baseline in blood bicarbonate level as the primary endpoint, and our 40-week extension study, TRCA-301E, or that the design of the VALOR-CKD trial, will be sufficient for approval of veverimer.

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
We conducted the TRCA-101, TRCA-301 and TRCA-301E trials, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our product candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
We are seeking regulatory approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in CKD patients with metabolic acidosis and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing veverimer for other indications.
We are seeking FDA approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in CKD patients with metabolic acidosis, but we cannot be certain what indication and what labeling language will be approved for veverimer, if approved, until our NDA is reviewed and potentially as late as approval. If veverimer is approved under the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of veverimer has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a confirmatory postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and veverimer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
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

We are seeking regulatory approval to market veverimer in the United States. If we want to expand the geographies in which we may market veverimer, we will need to obtain additional regulatory approvals.
We are seeking regulatory approval for veverimer in the United States. In the future, we may attempt to develop and seek regulatory approval to promote and commercialize veverimer outside of the United States. In order to obtain such approvals, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to establish the commercial infrastructure or pursue a collaboration arrangement that would be necessary to promote and commercialize veverimer outside of the United States. If we do not obtain regulatory approvals for veverimer in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.
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
As of September 30, 2019, we had outstanding a total of 49,531,916 shares. All of our outstanding shares of common stock are currently freely tradable in the public market.
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
As of September 30, 2019, holders of an aggregate of approximately 21.2 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58% of our outstanding voting stock.
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
Certain of our executive officers are parties to severance arrangements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $6.5 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $69.7 million (as of September 30, 2019, based on The Nasdaq Global Select Market closing price of $30.87 per share) in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Third Amendment to Lease, dated August 14, 2019, between Tricida, Inc. and ARE-San Francisco No. 17, LLC	8-K	10.1	August 19, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Second Amendment to Lease, dated November 7, 2017, between Tricida, Inc. and ARE-San Francisco No. 17, LLC	8-K	99.1	August 19, 2019

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

By:	/s/ Steffen Pietzke
Steffen Pietzke
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)