Form 10-K
period 2019-12-31
Tricida, Inc.
filed 2020-03-02
CIK 1595585

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period From To
Commission File Number: 001-38558
TRICIDA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3372526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7000 Shoreline Court, Suite 201
South San Francisco, California 94080
(415) 429-7800
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TCDA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing price of the common stock as reported on the Nasdaq Global Select Market on that date. Shares of common stock held by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 27, 2020, the registrant had 49,855,335 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements generally can be identified by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•estimates of our expenses, capital requirements and our needs for additional financing;
•the prospects of veverimer (also known as TRC101), our only product candidate, which is still in development;
•our ability to obtain approval of our New Drug Application, or NDA, for veverimer from the U.S. Food and Drug Administration, or FDA, through the Accelerated Approval Program;
•the market acceptance or commercial success of veverimer, if approved, and the degree of acceptance among physicians, patients, patient advocacy groups, third-party payers and the medical community;
•our ability to obtain approval and reimbursement for veverimer in markets outside the United States;
•the design of our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
•our expectations regarding the timing of the enrollment, completion and reporting of our confirmatory postmarketing trial, VALOR-CKD;
•the outcome and results of our VALOR-CKD trial;
•our expectations regarding competition, potential market size and the size of the patient population for veverimer, if approved for commercial use;
•our expectations regarding our ability to draw under our credit facility with Hercules Capital, Inc.;
•our expectations regarding the safety, efficacy and clinical benefit of veverimer;
•our ability to achieve and maintain regulatory approval of veverimer, and any related restrictions, limitations and/or warnings in the label of veverimer;
•our sales, marketing or distribution capabilities and our ability to commercialize veverimer, if we obtain regulatory approval;
•our current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of veverimer;
•our expectations regarding the ability of our contract manufacturing partners to produce veverimer in the quantities and timeframe that we will require;
•our expectations regarding our future costs of goods;
•our ability to attract, retain and motivate key personnel and increase the size of our organization;
•the scope of protection we are able to establish and maintain for intellectual property rights covering veverimer;
•potential claims relating to our intellectual property and third-party intellectual property;
•the duration of our intellectual property estate that will provide protection for veverimer;

•our ability to establish collaborations in lieu of obtaining additional financing; and
•our financial performance.
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

PART I
ITEM 1. BUSINESS
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. We are a pharmaceutical company focused on the development and commercialization of our drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal, or GI, tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
There are currently no FDA-approved therapies for treating chronic metabolic acidosis. We estimate that metabolic acidosis affects approximately 3 million patients with CKD in the United States, and we believe that treating metabolic acidosis and slowing the progression of CKD in patients with metabolic acidosis and CKD represents a significant unmet medical need and market opportunity.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2034 in the United States, the European Union, Japan, China, India and certain other markets.
Tricida is led by a seasoned management team that includes the founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.
Metabolic acidosis observed in patients with CKD is most often caused by an imbalance in acid production relative to acid excretion. The human body generates acid every day through normal food intake and metabolism. Sources of acid include amino acids and nucleic acids from daily dietary intake and digestion of proteins. The daily load of nonvolatile acids from metabolic processes amounts to approximately 1 milliequivalent, or mEq, per kilogram, or kg, of body weight, or 50 to 100 mEq per day for adults. A healthy kidney excretes this acid daily, but in patients with CKD acid excretion is compromised, and as a result, acid accumulates in the body. Over time, a vicious cycle of worsening metabolic acidosis and accelerated progression of kidney disease can result.
Acid binding is a novel approach to treating metabolic acidosis without introducing deleterious counterions or metals. This approach mimics the physiologic response to acid removal seen with persistent vomiting or nasogastric suction that results in an elevated serum bicarbonate level. To achieve the desired effect of increasing serum bicarbonate with a convenient daily dose of less than 10 grams per day, an acid binding polymer should have an amine capacity to bind at least 5 mEq of proton/gram. Once protonated, the acid binding polymer needs to preserve the effect of the proton binding by not removing anions such as fatty and bile acids that represent precursors metabolized to bicarbonate in the blood. The complementary anion to be bound that ensures net acid removal from the GI tract is chloride, the smallest anion present in the GI tract.
Veverimer is a low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. The size of veverimer prevents systemic absorption from the GI tract. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. The high amine content of veverimer provides proton binding capacity of approximately 10 mEq/gram of polymer. The size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for hydrochloric acid binding.
Our New Drug Application, or NDA, for veverimer as a chronic treatment for metabolic acidosis in patients with CKD, is currently under review by the U.S. Food and Drug Administration, or FDA, through the Accelerated Approval Program. The FDA has indicated that it is currently planning to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the application. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. We are currently conducting a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), as part of the Accelerated Approval Program.

Results from our positive Phase 3, 12-week efficacy trial, TRCA-301, and a follow-on 40-week extension trial, TRCA-301E, formed the primary clinical basis of our NDA submission. The Lancet published the results of the TRCA-301 trial in March 2019 and the results of the TRCA-301E trial in June 2019.
The TRCA-301 trial was a double-blind, placebo-controlled trial that randomized 217 patients with non-dialysis dependent CKD and metabolic acidosis. The trial met both its primary and secondary endpoints in a highly statistically significant manner (p<0.0001 for both the primary and secondary endpoints). Veverimer was well tolerated in our TRCA-301 trial. The primary endpoint of the trial measured improvements in serum bicarbonate levels in veverimer-treated patients versus placebo. Serum bicarbonate is a surrogate measure of metabolic acidosis and a persistent serum bicarbonate level below 22 mEq/L indicates metabolic acidosis. After 12 weeks of treatment, 59.2% of subjects in the veverimer-treated group, compared with 22.5% of subjects in the placebo group, had an increase in serum bicarbonate level of at least 4 mEq/L or achieved a serum bicarbonate level in the normal range of 22 to 29 mEq/L, which was the primary endpoint of the trial. The secondary endpoint of the trial, the least squares, or LS, mean change from baseline to week 12 in serum bicarbonate, was 4.42 mEq/L in the veverimer-treated group, compared with 1.78 mEq/L in the placebo group. The mean change in serum bicarbonate from baseline to week 12 was 4.5 mEq/L in the veverimer-treated group, compared with 1.7 mEq/L in the placebo group.
The TRCA-301E trial was a blinded, 40-week extension of the 12-week TRCA-301 trial. One hundred ninety-six subjects, consisting of 114 subjects in the veverimer group and 82 subjects in the placebo group, elected and were qualified to continue in the extension trial. The primary endpoint of the TRCA-301E trial was an assessment of the long-term safety profile of veverimer versus placebo. We observed fewer discontinuations, fewer serious adverse events and a comparable rate of GI adverse events on veverimer versus placebo. The trial further demonstrated that the effect of veverimer on increasing serum bicarbonate was sustained over one year. The differences between veverimer and placebo on the two endpoints related to serum bicarbonate increase were highly statistically significant compared to placebo in both the TRCA-301 trial and the TRCA-301E trial.
The statistical analysis plan for the TRCA-301E trial included a pre-specified comparison of the veverimer and placebo groups for the time to first occurrence of any event in the composite clinical endpoint of all-cause mortality, dialysis/renal replacement therapy or a confirmed ≥50% decline in eGFR, or DD50. Although the trial was not designed or powered to assess all-cause mortality or the progression of CKD outcomes, we nevertheless observed a 65% reduction in the annualized DD50 event rate for veverimer-treated subjects compared with subjects on placebo. Over the combined 52-week treatment period, the annualized DD50 incidence rate was 12.0% in the placebo group versus 4.2% in the veverimer group (p=0.0224). There were 7 confirmed eGFR reductions ≥50%, 4 deaths and 1 dialysis initiation that occurred in 10 of the 82 subjects on placebo versus 5 confirmed eGFR reductions of greater than or equal to 50%, 0 deaths and 1 dialysis initiation that occurred in 5 of the 124 subjects on veverimer.
Patients with CKD are often frail and have impaired physical function, and metabolic acidosis is one factor that has been implicated as a potential contributor. Metabolic acidosis has direct effects on skeletal muscle catabolism and bone demineralization. Two large retrospective cohort analyses found that low serum bicarbonate level was independently associated with adverse health outcomes related to physical functioning, such as gait speed, quadriceps strength, failure to thrive and fractures/falls (Abramowitz et al., 2011; Reaven et al., 2019). Prospective studies of patients with metabolic acidosis and CKD have shown that treatment of metabolic acidosis increased muscle mass (de Brito-Ashurst et al., 2009; Dubey et al., 2018) and improved muscle function (Abramowitz et al., 2013), and physical function related quality of life (de Brito-Ashurst et al., 2015).
We also assessed physical functioning both subjectively and objectively in our TRCA-301 and TRCA-301E studies. The subjective physical function endpoint examined the effect of treatment with veverimer on self-reported responses to the physical function subpart of the Kidney Disease and Quality of Life Short Form, or the KDQOL-SF, survey. This survey is a validated questionnaire for patients with kidney disease designed to assess health-related quality of life; the physical function subpart is based on activities of daily living. Subjects in the trial responded to 10 questions, each with a value of 10 points, resulting in a maximum score of 100 total points. After one year of treatment, there was no improvement in the placebo group, whose mean score decreased from a baseline score of 56 points to 55 points. However, subjects on veverimer had an 11-point improvement, on average, moving from a mean score of 53 points to 64 points (p<0.0001). The objective physical function endpoint examined the effect of treatment with veverimer on results of the Repeated Chair Stand Test. In this test, subjects were asked to stand up and sit down five times as quickly as possible, and the time for these five repetitions was recorded. At the end of one year of treatment, the average time for performing the Repeated Chair Stand Test decreased by 4.3 seconds on veverimer compared to 1.4 seconds on placebo compared to a baseline of 22 seconds and 21 seconds, on average, for the veverimer and placebo groups, respectively (p<0.0001).

An interesting concept has emerged in the academic literature that describes CKD as a clinical model of premature aging, indicating that patients with CKD often experience many of the complications of aging, but at younger ages than the general population. This includes elevated rates of aging-related disorders, including markedly reduced physical function compared to adult populations of the same age. This is a major problem because impaired physical function leads to significant morbidity, including high rates of falls and fractures, and is also a risk factor for death. Therefore, preserving physical function is critical in patients with CKD. Dr. Matthew Abramowitz, Associate Professor of Medicine at the Albert Einstein College of Medicine, has conducted a post-hoc analysis of age-related physical function improvements that were observed with veverimer in our TRCA-301E long-term extension trial. First, the analysis showed that at baseline, 45% of our study population was slower in performing the Repeated Chair Stand Test than the average 80- to 89-year old, despite an average age of 62 years. Second, the mean improvement of 4.3 seconds in the Repeated Chair Stand Test time observed in veverimer-treated subjects in the TRCA-301E study was greater than the difference in mean expected test-time performance between individuals in their 80s and those in their 60s, suggesting that the 4.3 second improvement in test time observed in veverimer-treated subjects is equivalent to an approximately 20-year reduction in aging-related physical functioning. Dr. Abramowitz concluded that interventions that improve physical function in patients with CKD have the potential to restore a substantial proportion of age-predicted loss of performance.
We believe the data from our TRCA-301 and TRCA-301E trials provide strong evidence that veverimer can effectively raise serum bicarbonate levels in patients with metabolic acidosis and CKD, and potentially slow progression of CKD as well as provide a clinically meaningful difference in physical function related quality of life and daily physical functioning.
Given the high unmet medical need for an FDA-approved chronic treatment for metabolic acidosis in patients with CKD, the broad understanding among nephrologists that treatment of metabolic acidosis can slow CKD progression, the favorable response from nephrologists to veverimer’s target product profile, and the potential health and economic benefits from treating metabolic acidosis, we believe that there is a significant opportunity for veverimer in the U.S. market, if approved, as the first and only FDA-approved therapy for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD.
Our Strategy
Our strategy is to develop and commercialize veverimer as the first and only FDA-approved therapy for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD for the large population of patients with metabolic acidosis and CKD. Key elements of our strategy are to:
•Obtain FDA approval of veverimer. The veverimer NDA is currently under review through the FDA’s Accelerated Approval Program. The FDA has assigned a PDUFA goal date of August 22, 2020 for the potential approval to market veverimer in the United States.
•Expand awareness of, and educate nephrologists on, the consequences of untreated metabolic acidosis in patients with CKD. We are building a team of 15 to 20 Medical Science Liaisons, or MSLs, to facilitate education and answer questions from nephrologists about metabolic acidosis and veverimer.
•Commercialize veverimer in the United States. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States by deploying an 80- to 90-person specialty sales force targeting that subset of nephrologists most focused on treating patients with CKD. With this approach, we believe we can reach a majority of the approximately 600,000 patients with metabolic acidosis and Stage 3 to 5 CKD that are cared for by nephrologists.
•Commercialize veverimer outside of the United States with one or more partners. We believe there is a significant commercial opportunity for veverimer in markets outside the United States. To address these markets, we plan to seek one or more partners with international sales expertise who can commercialize veverimer in target markets, if approved.
Chronic Kidney Disease and Metabolic Acidosis Represent a Major Health Crisis

Overview of CKD
CKD is a serious condition characterized by the gradual loss of essential kidney functions over time. In patients with CKD, normal fluid and electrolyte balance can no longer be maintained, and the excretion of metabolic end products, toxins and drugs is impaired. Furthermore, production and secretion of certain enzymes and hormones are disturbed.
According to the Centers for Disease Control and Prevention, or CDC, more than 37 million people in the United States are afflicted with CKD, representing an overall prevalence in the adult population of approximately 15%. The incidence of CKD is primarily driven by the increasing prevalence of diabetes and hypertension. The treatment of CKD adds a tremendous financial burden to the United States, with annual Medicare expenses for CKD in 2018 totaling approximately $114 billion, including approximately $79 billion on CKD costs and approximately $35 billion for end-stage renal disease, or ESRD, costs. ESRD is total and permanent kidney failure that is treated with kidney dialysis or with a kidney transplant. There are approximately 750,000 people in the United States living on kidney dialysis or with a kidney transplant and approximately 125,000 new ESRD cases occur annually. Each year kidney disease kills more people than breast cancer or prostate cancer. According to the 2019 United States Renal Data System report, there were approximately 105,000 deaths from ESRD in 2017. There is a significant medical need to slow progression of kidney disease and reduce the number of patients progressing to kidney failure.
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
Stages of CKD
Overview of Metabolic Acidosis
Diabetes and hypertension have long been recognized as modifiable risk factors for the progression of CKD. More recently, metabolic acidosis, a serious condition in which the body has accumulated too much acid, has also been identified as a key modifiable risk factor for the progression of CKD.
The human body generates acid every day through normal food intake and metabolism. Sources of acid include amino acids and nucleic acids from daily dietary intake and digestion of proteins. A healthy kidney counteracts these sources of acid through excretion mechanisms that rid the body of the excess acid and by restoring bicarbonate, a base that buffers acid. Metabolic acidosis results when the kidneys can no longer excrete sufficient acid or reabsorb sufficient bicarbonate back into the blood stream to balance acid production. If left untreated, metabolic acidosis can result in accelerated kidney disease progression and has also been shown to negatively impact bone and muscle health.
Metabolic acidosis can be diagnosed by measuring the level of bicarbonate in the serum, which is routinely analyzed as part of a standard metabolic panel. Properly functioning kidneys will maintain a serum bicarbonate level of between 22 to 29 milliequivalents per liter, or mEq/L. A persistent serum bicarbonate level below 22 mEq/L indicates metabolic acidosis.
The prevalence and severity of metabolic acidosis in people with CKD progressively rises as kidney function declines. We estimate the prevalence of metabolic acidosis to be 9.4% of the estimated 15 million patients with Stage 3a CKD, 18.1% of the estimated 6 million patients with Stage 3b CKD and 31.5% of the estimated 2 million patients with Stage 4 and Stage 5 CKD (non-dialysis patients), resulting in a total estimated prevalence of approximately 3 million patients with metabolic acidosis and CKD in the United States.
Metabolic Acidosis Poses a Significant Health Risk to Approximately 3 Million Patients with CKD in the United States

~ 23 Million US Patients with Stage 3 to 5 CKD*
~3 Million with Metabolic Acidosis
Potential Consequences
Increased Mortality
Muscle Breakdown & Bone Disease
CKD Progression

CKD 3a/b (9-18%) ~2.5 M with Metabolic Acidosis
CKD 4/5/ESRD* (>30%) ~ 600 K with Metabolic Acidosis

*Non-dialysis patients with eGFR<60.

Metabolic acidosis can accelerate kidney disease progression and lead to bone demineralization and muscle wasting. In patients with CKD, adaptations by the kidneys in response to an accumulating acid load result in increased acid excretion per nephron by the remaining nephrons, but over time these adaptations have deleterious effects on kidney tissue, resulting in further kidney damage. The specific mechanisms that link metabolic acidosis to accelerated progression of kidney disease involve a cascade of events whereby acid accumulation leads to increased production of select peptides and hormones, including endothelin-1, aldosterone and angiotensin II, that increase the secretion of acid through the proximal and distal renal tubules of the remaining healthy nephrons in the compromised kidney. This provides a short-term beneficial impact on acid excretion, however, sustained over-production of these hormones results in long-term consequences, including inflammation, renal fibrosis, tubular atrophy and proteinuria. Over time, a vicious cycle of worsening metabolic acidosis and accelerated progression of kidney disease can result.

An increased risk of fractures and renal osteodystrophy as well as muscle wasting and reduced physical functioning have also been associated with worsening metabolic acidosis. In patients with CKD whose kidney function is not sufficient to excrete their daily acid load, bone and muscle provide buffers for circulating acid, resulting in loss of bone density and increased muscle protein catabolism. Two large retrospective cohort analyses found that low serum bicarbonate level was independently associated with adverse health outcomes related to physical functioning, such as gait speed, quadriceps strength, failure to thrive and fractures/falls (Abramowitz et al., 2011; Reaven et al., 2019). Prospective studies of patients with metabolic acidosis and CKD have shown that treatment of metabolic acidosis increased muscle mass (de Brito-Ashurst et al., 2009; Dubey et al., 2018), improved muscle function (Abramowitz et al., 2013), and improved physical function related quality of life (de Brito-Ashurst et al., 2015).
The importance of treating metabolic acidosis has been noted in both National and International kidney disease treatment guidelines. The NKF’s Kidney Disease Outcomes Quality Initiative, or KDOQI, guidelines and the International Society of Nephology’s Kidney Disease: Improving Global Outcomes, or KDIGO, guidelines recommend that in patients with CKD, serum bicarbonate be maintained above 22 mEq/L. Serum bicarbonate concentrations <22 mEq/L are associated with increased risk of CKD progression and increased risk of death.
There is Substantial Evidence that Low Serum Bicarbonate Levels are Associated with Increased Risk of CKD Progression and that Treating Metabolic Acidosis Can Slow the Progression of CKD
Several prospective clinical studies have shown that treating metabolic acidosis can slow the progression of CKD. In addition, multiple retrospective studies provide qualitative and quantitative evidence for the relationship between metabolic acidosis and the risk of progression of CKD across a wide range of baseline eGFRs and serum bicarbonate levels.
In particular, five prospective trials (Garneata et al., 2016; de Brito-Ashurst et al., 2009; Phisitkul et al., 2010; Dubey et al., 2018; Di Iorio et al., 2019) studying patients with Stage 3 to 5 CKD and metabolic acidosis demonstrated slowing of CKD progression following an increase in serum bicarbonate with three different interventions, comprising a very low-protein diet, oral sodium bicarbonate and oral sodium citrate. Increases in serum bicarbonate resulted in improved clinical outcomes, including fewer patients who progressed to ESRD and/or experienced significant declines of eGFR. Additionally, clinical trials reported by Goraya et al., 2013 and 2014 and Mahajan et al., 2010 showed that, in patients with Stages 2 to 4 CKD due to hypertensive nephropathy, increasing serum bicarbonate levels with sodium bicarbonate or a low protein diet rich in fruits and vegetables resulted in reduced markers of kidney injury and slower decline in eGFR. It should be noted that these trials were open-label trials that generally did not enroll patients with diabetes, heart failure, edema, uncontrolled hypertension, obesity, clinical evidence of cardiovascular disease, and other conditions related to sodium sensitive comorbidities. As such, the patients in these trials did not fully represent the general population of patients with metabolic acidosis and CKD. It is estimated that approximately 90% of late stage patients with CKD have sodium sensitive comorbidities.
Four large published retrospective database analyses show an association between higher serum bicarbonate levels and slower progression of CKD, independent of baseline eGFR and other factors such as age, sex, proteinuria, hypertension and diabetes (Dobre et al., 2013; Raphael et al., 2011; Shah et al., 2009; Tangri et al., 2011). In these four distinct large cohorts of patients with CKD, the analyses all demonstrate that clinical outcomes for patients with CKD with serum bicarbonate levels that are below normal (i.e., <22 mEq/L) are significantly worse compared to patients with normal serum bicarbonate levels (i.e., 22 to 29 mEq/L).
A validated model which is an accepted standard for predicting the risk of kidney disease progression has been published in The Journal of the American Medical Association, or JAMA (Tangri et al., 2011). This model includes serum bicarbonate as one of the key variables predicting chronic kidney disease progression. Dr. Navdeep Tangri, Associate Professor of Medicine in the Department of Medicine and Community Health Sciences and the Scientific Director of the Chronic Disease Innovation Center at University of Manitoba, presented data at the NKF 2018 Spring Clinical Meeting that describes an analysis of the relationship between serum bicarbonate and a composite renal outcome (≥40% reduction in eGFR or ESRD). This work demonstrated the quantitative relationship between an increase in serum bicarbonate and the reduction in risk of kidney disease progression. The relationship between serum bicarbonate and the renal outcome was approximately linear, independent of baseline kidney function (eGFR), and consistent across subgroups of patients with reduced eGFR and those with established metabolic acidosis. Furthermore, it showed that each 1 mEq/L increase in serum bicarbonate is associated with a 6% to 9% reduction in the risk of CKD progression.
The Unmet Medical Need for the Chronic Treatment of Metabolic Acidosis

The need to treat metabolic acidosis to slow the progression of CKD is well established, yet there are no FDA-approved therapies for the chronic treatment of metabolic acidosis. Kidney disease treatment guidelines recommend treating metabolic acidosis when serum bicarbonate falls below 22 mEq/L, but in the absence of an FDA-approved treatment, physicians are left with recommending either protein-restricted diets to reduce acid intake or unapproved, over-the-counter supplements that have not undergone the scrutiny of rigorous clinical examination, including evaluation of safety, efficacy and their interactions with other drugs.
Several analyses of retrospective databases show that, despite its prevalence, metabolic acidosis has gone largely untreated. One recent analysis of the diagnosis and treatment rates of metabolic acidosis in patients with CKD indicates that it is both underdiagnosed and undertreated. At the ASN Kidney Week 2019 Meeting, Dr. Tangri, presented an analysis of data from the Symphony Health Solutions Integrated Dataverse®, or IDV, which quantified the diagnosis and treatment rates of metabolic acidosis in patients with CKD. This analysis, which was derived from a cohort of approximately 87,000 patients, showed that only 21% of patients with confirmed laboratory evidence of metabolic acidosis and CKD had been diagnosed with metabolic acidosis and only 15% of these patients had been treated for metabolic acidosis.
Three other analyses indicate that oral alkali supplements are used in less than 10% of patients with metabolic acidosis and CKD. An evaluation of data from the Chronic Renal Insufficiency Cohort, or CRIC, study (Dobre et al., 2012) showed that less than 3%, or 28 of 1,039 patients with CKD and serum bicarbonate levels ≤22mEq/L were receiving an oral alkali supplement. A retrospective cohort study of adults in Manitoba, Canada, (Tangri et al., 2020), concluded that less than 6% of 5,368 patients with CKD and serum bicarbonate values between 12-22 mEq/L were receiving an oral alkali supplement. Because the Canadian health care system includes oral alkali supplements in their formulary, the analysis included an evaluation of the adherence to oral alkali supplements. The data show that, more than two thirds of patients (68%) had discontinued oral alkali therapy at one year. The use of oral alkali supplements in patients with metabolic acidosis and CKD who were enrolled in the TRCA-301 and TRCA-301E clinical trials was less than 10% of subjects enrolled in the study (Wesson et al., 2019).
Oral Alkali Use is Low in Patients with Metabolic Acidosis and CKD

Dobre, 2012, Tangri 2020, Wesson, 2019, Tangri 2019.
Our primary research indicates that most nephrologists understand the importance of treating metabolic acidosis to slow kidney disease progression, yet the analyses of actual treatment rates indicate a serious gap between the understanding and actual diagnosis and treatment. We believe that this gap is due to the lack of an FDA-approved chronic treatment for metabolic acidosis that can be used in the broad population of patients with metabolic acidosis and CKD, including those with sodium-sensitive comorbidities.
The low use of oral alkali supplements may be explained by the lack of supportive data from blinded, randomized, placebo-controlled clinical trials that confirm the efficacy and safety of these unapproved supplements. While clinical research studies conducted in carefully selected patient populations have shown that oral alkali supplementation can result in slowing of CKD progression in patients with metabolic acidosis, two recent multicenter, placebo-controlled studies that used doses of sodium bicarbonate typically used in clinical practice, i.e., 0.5 to 1.0 grams, three times daily, both achieved very little difference in mean serum bicarbonate level between the active and placebo groups (approximately 1 mEq/L difference after 2 years) and showed no clinical benefits of sodium bicarbonate treatment (the BiCARB Study, Witham et al., ERA-EDTA Poster Presentation 2019; Melamed et al., 2019). The doses of sodium bicarbonate used in these trials may not have been large enough to achieve sufficient separation in serum bicarbonate in active- versus placebo-treated subjects. These doses may have been chosen because of concern for the deleterious effect of sodium that is delivered with orally administered alkali supplements, particularly in the CKD patient population. Each gram of sodium bicarbonate delivers 274 mg of sodium.
Approximately 90% of patients with later-stage CKD suffer from sodium-sensitive comorbid conditions, such as hypertension, cardiovascular disease, heart failure or edema, and require a sodium-restricted diet. KDIGO guidelines recommend that patients with CKD consume less than 2 grams of total sodium per day, but according to the CDC, the average diet in the United States includes approximately 3.4 grams of sodium each day. It has been demonstrated that achieving a 2 to 3 mEq/L increase in serum bicarbonate requires 4 to 6 grams of sodium bicarbonate (for an 80 kilogram, or kg, patient) which results in an additional 1.1 to 1.6 grams of sodium added to the patient’s daily intake, which is already in excess of guideline recommendations (Abramowitz et al., 2013).
The effects of oral alkali supplementation on overall health and wellbeing also require further evaluation. One of the first multicenter, randomized, double-blind, placebo-controlled trials of oral sodium bicarbonate versus placebo (Witham et al., ERA-EDTA Poster Presentation 2019) was commissioned by the UK National Institute for Health Research (NIHR) Health Technology Assessment Programme to evaluate the clinical and cost-effectiveness of oral sodium bicarbonate in the management of older people with CKD and mild metabolic acidosis. The trial enrolled 300 non-dialysis patients with Stage 4 or 5 CKD with serum bicarbonate concentrations <22 mEq/L recruited from 27 sites in the United Kingdom. Subjects were randomized to treatment with approximately 1.5 to 3 grams of sodium bicarbonate per day or placebo. The primary outcome and additional outcome measures were designed to assess physical function improvements and health related quality of life measures. Following 12 months of treatment, there was no significant treatment effect for the primary outcome of the between-group difference in the Short Physical Performance Battery at 12 months (-0.4 points; 95% CI -0.9 to 0.1, p=0.15). There was no significant treatment benefit seen for any of the secondary outcomes. Adverse events were more frequent in the sodium bicarbonate arm (457 versus 400) and the time to commencing renal replacement therapy was similar in both groups (HR 1.22, 95% CI 0.74 to 2.02, p=0.43). Sodium bicarbonate provided no significant treatment effect and adverse events were more frequent in the bicarbonate arm. Health economic analysis showed lower quality of life and higher costs in the sodium bicarbonate arm at one year. In addition, placebo dominated sodium bicarbonate for all sensitivity analyses of incremental cost-effectiveness. The discontinuation rates in the BICARB trial were 25% and 30% at Year 1 in the sodium bicarbonate group and placebo group, respectively, and 47% and 46% at Year 2 in the sodium bicarbonate group and placebo group, respectively.
Effects of sodium bicarbonate treatment on GI tolerability, blood pressure and volume status have been observed in some clinical trials. For example, in a randomized, placebo-controlled, open-label single-site study conducted by Dubey et al., 2018, six months of treatment with sodium bicarbonate was less well tolerated than placebo. This study evaluated a broader population of patients with metabolic acidosis and CKD, including those with sodium-sensitive comorbidities. Overall, adverse events occurred in significantly (p=0.01) more subjects in the sodium bicarbonate group compared to the control group. The safety profile of oral sodium bicarbonate showed that more subjects experienced GI side effects, fluid retention and worsening hypertension compared to placebo, despite significantly higher use of diuretics in the sodium bicarbonate group (p=0.008).
The use of sodium-based alkali supplements may also impact the effectiveness of other medications important to the treatment of many patients with CKD. In particular, renin-angiotensin-aldosterone-system inhibitors, or RAASi, are one of the only classes of agents that have been proven to slow CKD progression. Higher sodium intake has been associated with significant reductions in the effectiveness of these agents. A study by Lambers Heerspink and colleagues (Lambers Heerspink et al., 2012) evaluated the impact of low, medium and high levels of 24-hour sodium/creatinine ratio in patients administered angiotensin II receptor blockers, or ARBs, versus non-RAASi treated patients. They concluded that “The renal and cardiovascular protective effects of ARB therapy compared with non-RAASi–based therapy attenuated in subjects with larger consumption of sodium so that in subjects with the highest sodium intake the treatment effects on hard renal and cardiovascular outcomes were completely annihilated.” Approximately 70% of patients with CKD are treated with RAASi to manage their hypertension.
Given the lack of a proven safe and efficacious agent to effectively raise serum bicarbonate and treat metabolic acidosis, we believe there is a significant unmet medical need for an FDA-approved agent to chronically treat metabolic acidosis in the approximately 3 million patients in the United States that are afflicted with metabolic acidosis and CKD.
Our Solution—Veverimer
Veverimer is a novel, non-absorbed, orally-administered polymer that is designed to bind hydrochloric acid in the GI tract and remove it from the body through excretion in the feces, thereby decreasing the total amount of acid in the body and increasing serum bicarbonate. Veverimer is administered orally as a suspension in water. Veverimer removes acid without delivering additional sodium or other counterions, such as potassium or calcium, which, if approved, would allow for the chronic treatment of patients with common sodium-sensitive comorbidities such as hypertension, edema and heart failure.
Veverimer Target Product Profile
We have designed veverimer to target the following product profile:
•Effectively Treat Metabolic Acidosis: Bind and remove sufficient amounts of acid such that a majority of the patients will achieve a clinically meaningful increase in serum bicarbonate.
•Well-Tolerated: Based on our long-term TRCA-301E trial results, patients reported GI-related adverse events at a similar rate to placebo. These events were generally mild, self-limited and did not require treatment or dose adjustment of veverimer.
•Suitable for a Broad Population of Patients, including Patients with Sodium-Sensitive Comorbidities: Treat metabolic acidosis without delivering sodium or other counterions.
•Compatible with Other Medications: Allow concomitant dosing of common CKD medications. Veverimer’s unique characteristics include a particle size designed to prevent systemic absorption and size-exclusion that provides high selectivity for hydrochloric acid.
•Convenient, Once-Daily, Oral Administration: In our pivotal TRCA-301 and TRCA-301E trial, subjects self-administered 3-, 6- or 9-gram doses, once daily, with high overall compliance.
•Room-Temperature Stable: Current data demonstrate 12-month room temperature stability and we plan to have data supporting 24-month shelf-life at room temperature at the time of the commercial launch.
Veverimer Mechanism of Action
The human body generates acid every day through normal food intake and metabolism. Sources of acid include amino acids and nucleic acids from daily dietary intake and digestion of proteins. The daily load of nonvolatile acids from metabolic processes amounts to approximately 1 mEq per kg of body weight, or 50 to 100 mEq per day for adults. Prior studies with alkali supplementation have shown that neutralization of 40% to 80% (20 to 80 mEq) of the daily acid produced can increase serum bicarbonate levels (de Brito-Ashurst et al., 2009; Phisitkul et al., 2010).
Acid binding is a novel approach to treating metabolic acidosis and increasing serum bicarbonate levels without introducing deleterious counterions or metals. This approach mimics the physiologic response to acid removal seen with persistent vomiting or nasogastric suction that results in an elevated serum bicarbonate level. To achieve the desired effect of increasing serum bicarbonate with a convenient daily dose of less than 10 grams per day, an acid binding polymer should have an amine capacity to bind at least 5 mEq of proton/gram. Once protonated, the acid binding polymer needs to preserve the effect of the proton binding by not removing anions such as fatty and bile acids that represent precursors metabolized to bicarbonate in the blood. The complementary anion to be bound that ensures net acid removal from the GI tract is chloride, the smallest anion present in the GI tract.

Veverimer is a low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. The size of veverimer prevents systemic absorption from the GI tract. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. The high amine content of veverimer provides proton binding capacity of approximately 10 mEq/gram of polymer. Size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for hydrochloric acid binding.
The mechanism of action of veverimer is illustrated below:
Veverimer Mechanism of Action
Our Development Program for Veverimer
Overview
Our NDA for veverimer is under review by the FDA through the Accelerated Approval Program for potential approval as the first and only FDA-approved therapy for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD. It has been assigned a PDUFA goal date of August 22, 2020 for the potential approval to market veverimer in the United States. The FDA has indicated that it is currently planning to hold a CRDAC meeting to discuss the NDA. The key clinical trials included in the NDA are our successful 135-subject, Phase 1/2 trial, TRCA-101, a successful 217-subject, pivotal Phase 3 clinical trial, TRCA-301 and a successful 196-subject, Phase 3 extension trial, TRCA-301E.
Both TRCA-101 and the pivotal study, TRCA-301, utilized change from baseline in serum bicarbonate as their primary endpoint. Eligible subjects who completed the 12-week treatment period in the pivotal TRCA-301 trial were invited to continue in our extension trial, TRCA-301E. The primary endpoint of the TRCA-301E trial was the assessment of the long-term safety profile of veverimer versus placebo. We believe that the data from the TRCA-101, TRCA-301 and TRCA-301E clinical trials will provide sufficient clinical evidence of safety and efficacy to support the approval of our NDA for veverimer pursuant to the Accelerated Approval Program.
As part of the Accelerated Approval Program, we are currently conducting a confirmatory postmarketing trial, known as the VALOR-CKD trial, or TRCA-303, to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis. We initiated the VALOR-CKD confirmatory postmarketing trial in the fourth quarter of 2018.

Veverimer Clinical and Nonclinical Results
TRCA-301 Phase 3 Clinical Trial and TRCA-301E Extension Clinical Trial
TRCA-301 Phase 3 Clinical Trial
In May 2018, we completed our pivotal Phase 3 clinical trial, TRCA-301, and in March 2019, the results of this trial were published in The Lancet. The double blind, randomized, placebo-controlled trial enrolled 217 subjects with Stage 3b or 4 CKD (an estimated glomerular filtration rate, or eGFR, of 20 to 40 mL/min/1.73m2) and low serum bicarbonate levels (between 12 and 20 mEq/L). At the beginning of the 12-week treatment period, subjects were randomized in a 4:3 ratio to receive once-daily, or QD, veverimer or placebo. Subjects in the active group initially received a QD dose of 6 grams of veverimer (2 packets). After week 4, bi-directional blinded dose adjustments to 3 grams/day (1 packet) or 9 grams/day (3 packets) were allowed in order to maintain serum bicarbonate in the normal range. Subjects in the placebo group initially received 2 packets of placebo, with the same ability for bi-directional dose adjustments after 4 weeks. The dose titration algorithm required down-titration at serum bicarbonate values of ≥ 27 to ≤ 30 mEq/L. Subjects with a serum bicarbonate level >30 mEq/L underwent an interruption of the study drug in accordance with the titration algorithm. Subjects were permitted to continue their existing oral alkali supplement during the trial, provided dosing remained stable. We conducted the trial at 47 sites in the United States and Europe, of which 37 sites enrolled patients.
TRCA-301 Pivotal Phase 3 Clinical Trial
The underlying comorbid conditions of veverimer-treated subjects and subjects in the placebo group in the TRCA-301 trial were well-balanced and included 97% hypertension, 65% type 2 diabetes, 44% left ventricular hypertrophy, and 31% congestive heart failure. During the three months prior to baseline, 12% of subjects had shortness of breath with exertion and 9% had edema or fluid overload. Nine percent of the total patient population in the trial reported the use of oral alkali therapy at baseline.
TRCA-301 Pivotal Phase 3 Trial Results
Primary and Secondary Endpoints
The serum bicarbonate levels of subjects were measured on day 1, week 1, week 2, and bi-weekly thereafter, up to and including week 14, which was a final post-treatment visit for those subjects not continuing into the TRCA-301E extension trial. The primary endpoint of the trial was an increase in serum bicarbonate level of at least 4 mEq/L or achieving a serum bicarbonate level in the normal range of 22 to 29 mEq/L, at the end of the 12-week treatment period. The secondary endpoint of the trial was the change from baseline in serum bicarbonate at the end of the 12-week treatment period.
Analysis of our TRCA-301 pivotal Phase 3 trial demonstrated that treatment with veverimer resulted in statistically significant increases in serum bicarbonate, meeting both the primary and secondary endpoints. After 12 weeks of treatment, 59.2% of subjects in the veverimer-treated group, compared with 22.5% of subjects in the placebo group, had an increase in serum bicarbonate level of at least 4 mEq/L or achieved a serum bicarbonate level in the normal range of 22 to 29 mEq/L, which was the primary endpoint of the trial. The secondary endpoint of the trial, the least squares, or LS, mean change from baseline to week 12 in serum bicarbonate, was 4.42 mEq/L in the veverimer-treated group, compared with 1.78 mEq/L in the placebo group. The mean change in serum bicarbonate from baseline to week 12 was 4.5 mEq/L in the veverimer-treated group, compared with 1.7 mEq/L in the placebo group. The results of the primary and secondary endpoints were both highly statistically significant (p<0.0001).

Summary Data for Our Pivotal Phase 3 Clinical Trial, TRCA-301
Safety
The overall safety profile of veverimer observed in our pivotal Phase 3 trial, TRCA-301, is consistent with that expected for the general population of patients with Stage 3 to 5 non-dialysis CKD and with similar non-absorbed polymer drugs with a site of action in the gastrointestinal tract. The incidence of serious adverse events was low and balanced in the two treatment groups. The types of serious adverse events were consistent with those expected in the study population, and none of the serious adverse events were assessed to be related to treatment by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. There were two deaths in the study and both of these occurred in the placebo group.
Veverimer was well tolerated in our pivotal Phase 3 trial, TRCA-301. In total, over 95% of subjects in each of the groups completed the trial. Overall treatment-related adverse events occurred in 9.7% of subjects in the placebo group and 13.7% of veverimer-treated subjects. The most common treatment-related adverse events were mild to moderate GI disorders, which occurred in 5.4% of subjects in the placebo group and 12.9% of veverimer-treated subjects. The treatment-related GI adverse events that occurred in more than one subject in the trial included diarrhea, flatulence, nausea and constipation. The only other treatment-related adverse event that occurred in more than one subject was paresthesia (1.1% of subjects in the placebo group and 0.8% of veverimer-treated subjects). There were no apparent effects of veverimer on serum parameters, such as sodium, calcium, potassium, phosphate, magnesium, or low-density lipoprotein observed in the trial that would indicate off-target effects of veverimer. A high serum bicarbonate level, defined as greater than 30 mEq/L, was observed transiently in 2 subjects, or 0.9%. Discontinuation of veverimer per the protocol-defined dosing algorithm resulted in normalization of serum bicarbonate in these subjects.
TRCA-301E Extension Trial
The TRCA-301E trial was a blinded, 40-week extension of the 12-week TRCA-301 trial, which randomized 217 subjects with non-dialysis dependent CKD and metabolic acidosis to treatment with veverimer (N=124) or placebo (N=93). Two hundred eight (208; 95.9%) subjects completed the 12-week treatment period in the TRCA-301 trial and had the option to continue into the extension trial and receive the same blinded treatment (veverimer or placebo) to which they were assigned in the parent study. Of these, one hundred ninety-six subjects (196; 94.2%), (114 in the veverimer group and 82 in the placebo group) elected and were qualified to continue in the extension trial. One hundred eleven (111; 97.4%) subjects in the veverimer group and 74 (90.2%) subjects in placebo group completed the one year treatment period.

TRCA-301E Phase 3 Extension Clinical Trial
TRCA-301E Clinical Trial Results
The TRCA-301E trial met its primary and all secondary endpoints. The primary endpoint of the TRCA-301E trial was the assessment of the long-term safety profile of veverimer versus placebo. Fewer subjects on veverimer than on placebo discontinued the 40-week treatment period prematurely (2.6% versus 9.8%, respectively). The incidence of serious adverse events was 1.8% for subjects in the veverimer group and 4.9% for subjects in the placebo group, and none were assessed to be related to study drug by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. The only adverse event with a between-group frequency difference of >5% was headache, which was more common in the placebo group. Gastrointestinal disorders adverse events occurred in 21.4% of subjects in the veverimer group and in 25.9% of subjects in the placebo group. No subjects in the veverimer group discontinued study treatment due to an adverse event. One subject (1.2%) in the placebo group discontinued study treatment due to an adverse event of end-stage renal disease.
The statistical analysis plan for the TRCA-301E trial also specified a comparison of the veverimer and placebo groups for the time to the composite clinical endpoint of death (all-cause mortality), dialysis/kidney transplant (renal replacement therapy) or a ≥50% decline in estimated glomerular filtration rate, or eGFR, (taken together, DD50) over the combined (TRCA-301 and TRCA-301E) 52-week treatment period. Of the 124 subjects randomized to the veverimer group, 5 (4.0%) subjects had a DD50 event. There were no deaths in the veverimer group and one veverimer-treated subject initiated dialysis during the 52-week treatment period. Of the 93 subjects randomized to the placebo group, 10 (10.8%) subjects had a DD50 event, including four subjects who died and one who initiated dialysis during the 52-week treatment period. The time to DD50 was prolonged in the veverimer group compared to the placebo group, with an annualized DD50 incidence rate, calculated as 100 times the number of events divided by the total person-years, of 4.2% in the veverimer group versus 12.0% in the placebo group (p = 0.0224). The TRCA-301/TRCA-301E clinical trials were not designed or powered to assess all-cause mortality and/or the progression of CKD outcomes; they enrolled only 217 subjects and followed them over a one-year treatment period to support the long-term safety and efficacy profile of veverimer. Nevertheless, a 65% reduction in the annualized event rate of the composite endpoint of all-cause mortality and progression of CKD (DD50) in veverimer-treated subjects versus subjects in the placebo group was observed.

TRCA-301 / TRCA-301E Trial Results (52 Weeks)
Prespecified Time-to-Event Analyses
The secondary endpoints of the TRCA-301E trial assessed the durability of effect of veverimer, both on serum bicarbonate levels and on measures of physical function, over the 52-week treatment period for those subjects who participated in the TRCA-301E trial. All were met with high statistical significance.
The durability of effect of veverimer was assessed by comparing the changes in serum bicarbonate from baseline between veverimer versus placebo subjects who completed the 52-week treatment period. Sixty-three percent of the 110 veverimer subjects treated for 52 weeks exhibited an increase in serum bicarbonate level of at least 4 mEq/L or achieved a serum bicarbonate level in the normal range of 22 to 29 mEq/L, compared with 38% of the 74 placebo subjects who completed 52 weeks of treatment (p=0.0015). The LS mean change in serum bicarbonate from baseline to end of treatment in the veverimer group was 4.7 mEq/L, compared with 2.7 mEq/L in the placebo group (p=0.0002). In veverimer-treated subjects, the proportion of subjects achieving an increase of at least 4 mEq/L or normalization of serum bicarbonate and the magnitude of the change in serum bicarbonate levels from baseline to Week 52 were both similar at Week 12 (61% and 4.6 mEq/L, respectively) and Week 52 (63% and 4.7 mEq/L, respectively). We believe these results provided evidence of the long-term durability of serum bicarbonate effect of veverimer-treated group compared to placebo.
Measures of physical function were assessed through the self-reported responses to the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test. Improvement from baseline to end of treatment in the self-reported responses to the KDQOL Physical Functioning Survey was significantly greater in the veverimer group (11.4 points) compared to the placebo group (-0.7 points), with a between-group difference of 12.1 points in favor of veverimer (p<0.0001). The 11.4-point improvement in the veverimer group far exceeded the 3- to 5-point change cited in the literature as the minimal clinically important difference for KDQOL subscales.
Improvement from baseline to end of treatment in physical function using the Repeated Chair Stand Test was also significantly greater in the veverimer group (4.3 seconds faster) compared to the placebo group (1.4 seconds faster), with a between-group difference of 2.9 seconds in favor of veverimer (p<0.0001). The placebo-adjusted improvements in favor of veverimer-treated subjects in the two measures of physical function at week 52 approximately doubled compared to the results at week 12 observed in the parent trial, TRCA-301. The 4.3-second improvement in the time to complete the Repeated Chair Stand Test far exceeded the 1.7-second improvement cited in the literature as the minimal clinically important difference for improvement in this measure of objective physical function. We believe the results from the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test are consistent with each other and both indicate a clinically meaningful improvement in physical function and related aspects of quality of life for veverimer-treated subjects.
TRCA-301 / TRCA-301E Trial Results (52 Weeks)
Clinically Meaningful Improvement in Physical Function

KDQOL Physical Function Domain

Veverimer
Placebo
Change from baseline in KDQoL-PFD score
15
10
5
0
-5
p=0·0396
p=0·0177
p<0·0001
N=114
N=82
N=109
N=76
N=113
N=78
11.4
-0.7
Improved physical function
0
12
40
52
Time since randomisation (weeks)

Error bars: Standard error of the mean.

Repeated Chair Stand Test
Change from baseline in time to perform repeated chair stand (s)
1
0
-1
-2
-3
-4
-5
-6
N=81
N=76
N=77
N=114
N=107
N=112
p=0·0017
p<0·0001
p<0·0001
Improved physical function
0
12
40
52
Time since randomisation (weeks)

Error bars: Standard error of the mean.

An interesting concept has emerged in the academic literature that describes CKD as a clinical model of premature aging, indicating that patients with CKD often experience many of the complications of aging, but at younger ages than the general population. This includes elevated rates of aging-related disorders, including markedly reduced physical function compared to adult populations of the same age. This is a major problem because impaired physical function leads to significant morbidity, including high rates of falls and fractures, and is also a risk factor for death. Therefore, preserving physical function is critical in patients with CKD. Dr. Matthew Abramowitz, Associate Professor of Medicine at the Albert Einstein College of Medicine, has conducted a post-hoc analysis of age-related physical function improvements that were observed with veverimer in our TRCA-301E long-term extension trial. First, the analysis showed that at baseline, 45% of our study population was slower in performing the Repeated Chair Stand Test than the average 80 to 89-year old, despite an average age of 62 years. Second, the mean improvement of 4.3 seconds in Repeated Chair Stand Test time observed in veverimer-treated subjects in the TRCA-301E study was greater than the difference in mean expected test-time performance between individuals in their 80s and those in their 60s, suggesting that the 4.3 second improvement in test time observed in veverimer-treated subjects is equivalent to an approximately 20-year reduction in aging-related physical functioning. Dr. Abramowitz concluded that interventions that improve physical function in patients with CKD have the potential to restore a substantial proportion of age-predicted loss of performance.
TRCA-101 Phase 1/2 Clinical Trial
In 2016, we completed our Phase 1/2 trial, TRCA-101, a 135-subject, double-blind, randomized, placebo-controlled trial of veverimer. In this trial, subjects received either placebo or one of four different dosing regimens of veverimer for two weeks as shown in the diagram below:
Veverimer Phase 1/2 Clinical Trial
The subjects were patients with Stage 3 or 4 CKD with serum bicarbonate levels at baseline between 12 and 20 mEq/L. The treatment groups were demographically well matched, and the mean serum bicarbonate levels at baseline ranged between 17.5 and 18.0 mEq/L across the treatment groups. Comorbid conditions of the subjects enrolled in TRCA-101 included 93% of patients with hypertension, 70% with type 2 diabetes, 29% with left ventricular hypertrophy and 21% with congestive heart failure. We conducted the trial at five in-patient clinical research units where the subjects were monitored for the duration of the 2-week treatment period. During the 16-day in-unit residence (including the 14-day treatment period), clinical trial subjects were given a diet controlled for protein, caloric content, anions, cations and fiber, in accordance with dietary recommendations for patients with CKD. The potential renal acid load, or PRAL, value was calculated for the daily meal plans to ensure that the trial diet was neither acidic nor basic. Daily PRAL values averaged 0.8 mEq/day. Average protein intake during the trial was 0.7 g/kg/day.
The serum bicarbonate levels of subjects were measured on a daily basis. Statistically significant increases in serum bicarbonate levels were observed in all veverimer-treated groups within 24 to 72 hours of initiation of therapy. After 14 days of treatment, the mean increase in serum bicarbonate levels from baseline in each of the veverimer-treated groups was between 2.95 and 3.83 mEq/L, with a mean serum bicarbonate increase of 3.3 mEq/L in the combined veverimer group. All these results were highly statistically significant (p-value < 0.0001), as were the increases from baseline as compared to the placebo group, whose mean serum bicarbonate level decreased by 0.18 mEq/L. The serum bicarbonate levels of all subjects were measured during the off-treatment follow-up period. In the veverimer-treated groups, the mean levels had reverted to near baseline levels after two weeks off treatment.

Veverimer Significantly Increased Mean Serum Bicarbonate Throughout the
2-week Treatment Period, with Serum Bicarbonate Rapidly Returning
Toward Baseline After Treatment Discontinuation
In our Phase 1/2 trial, veverimer was well-tolerated. All subjects completed treatment and remained in the trial through the applicable follow-up period. All treatment emergent adverse events, or TEAEs, were mild or moderate, and there were no serious adverse events. The most common TEAE was diarrhea which was reported by 20.2% of veverimer-treated subjects as compared to 12.9% of subjects in the placebo group. All cases of diarrhea were mild, self-limited, and none required treatment. There were no apparent effects of veverimer on parameters, such as sodium, calcium, potassium, phosphate, magnesium, or low-density lipoprotein observed in the trial that would indicate off-target effects of veverimer. There were no apparent effects on vital signs, such as blood pressure, heart rate, respiratory rate or temperature, or body weight. The results of this trial were published in the Clinical Journal of the American Society of Nephrology (Bushinsky, et al., 2018).
Nonclinical Studies
We have conducted a range of nonclinical in vivo and in vitro studies to assess the mechanism of action, pharmacology, pharmacokinetics, and toxicology of veverimer.
Nonclinical in vitro and in vivo pharmacology studies demonstrated robust proton and chloride binding and retention by the veverimer polymer resulting in removal of hydrochloric acid from the body. In vitro studies demonstrated that veverimer can selectively bind and retain chloride under conditions that mimic the pH, transit times, and ionic content of various compartments of the GI tract. The marked binding capacity and selectivity for chloride observed with veverimer in vitro translates into in vivo pharmacological effects. Removal of acid by veverimer results in a dose-dependent increase in mean serum bicarbonate, as observed in rats with adenine-induced nephropathy and low serum bicarbonate. A significant increase in fecal chloride relative to controls suggests that veverimer retained its functional integrity during transit through the rat GI tract. This study in an animal model of CKD illustrated the potential of veverimer to correct depleted serum bicarbonate levels, the hallmark of metabolic acidosis.

Safety pharmacology assessments of the central nervous, respiratory, cardiovascular, and GI systems did not identify any veverimer-related adverse effects at oral doses up to 4 g/kg (central nervous system, respiratory) and up to 2 g/kg (GI) in rats and at 2 g/kg (cardiovascular) in dogs.
Lack of veverimer absorption from the GI tract was demonstrated in both rats and dogs administered a single oral dose of radiolabeled [ 14 C]-veverimer. Because radioactivity was not observed in the plasma of either species, metabolism was not evaluated. The lack of absorption, in conjunction with the in vivo pharmacology study in rats, supports that veverimer is not metabolized or degraded but maintains functional, and therefore, structural integrity during transit through the GI tract following oral administration. The results of the radiolabeled veverimer absorption, distribution, metabolism, and excretion, or ADME, studies demonstrating a lack of oral bioavailability is consistent with the physicochemical properties of veverimer (insolubility in aqueous and organic solvents, particle size averaging 100 micrometers in diameter, and particle stability).
Repeat-dose, GLP toxicology studies of up to 26 weeks duration in rats and 39 weeks duration in dogs demonstrated that veverimer has a very low order of toxicity and was well tolerated. There were no effects on male or female reproductive organs and local GI tolerance was good. The no observed adverse effect level, or NOAEL, in both the rat and dog in the chronic toxicity studies was the highest dose of 2 g/kg/day; this dose of veverimer is 13-fold higher than the highest proposed human dose of 9 g/day (0.15 g/kg/day based on a 60-kg patient). We also established that the polymer has no effect on the absorption of fat-soluble vitamins, such as A, D2, D3, and E. Reproductive toxicity studies indicate there are no adverse veverimer-related effects on maternal reproductive function. We are currently discussing the embryofetal development and teratogenicity data with the FDA with respect to pregnancy label language. We do not expect these discussions to lead to any change in the pregnancy risk statement in the anticipated label due to the non-absorbed nature of veverimer. Veverimer was not mutagenic or clastogenic when evaluated in genotoxicity studies. Given the non-absorbed nature of veverimer, we were granted a waiver from FDA for fertility and early embryonic development (Segment I) and peri/postnatal development (Segment III) reproductive toxicity and carcinogenicity studies.
Drug-drug Interaction Studies
As part of our NDA filing, we submitted data evaluating the potential for drug-drug interactions, or DDIs, to occur with veverimer. Veverimer is not systemically absorbed; therefore, its potential for DDIs is limited to those that occur in the GI tract (i.e., direct binding or indirect effects resulting from transient increases in gastric pH). We assessed the potential for DDIs with veverimer both in vitro and in vivo in healthy subjects.
In vitro binding to veverimer was evaluated with 16 drugs of varying molecular weight and charge. Human DDI studies were conducted with the 2 drugs (furosemide, aspirin) that showed the most in vitro binding to veverimer. The effect of veverimer on gastric pH was measured continuously in vivo in healthy subjects using a microelectrode pH probe placed in the gastric compartment. Human DDI studies were conducted with 3 orally administered drugs with pH-dependent solubility (dabigatran, furosemide, warfarin).
Veverimer did not bind to any of the positively charged, neutral or zwitterionic drugs tested in vitro. It bound to 3 small (Molecular Weight <332 Da), negatively charged drugs (aspirin, ethacrynic acid, furosemide); these interactions were reduced or eliminated in the presence of physiologically relevant concentrations of chloride. We tested aspirin and furosemide in vivo in human DDI studies conducted in healthy volunteers and these drugs showed a change in exposure of < 20% when co-administered with veverimer.
Veverimer increased gastric pH by approximately 3 and 1.5 pH units in fasted and fed subjects, respectively. The increase in gastric pH was short-lived, with a peak within 1 hour after dosing and a return to baseline after approximately 1.5 hours and approximately 3 hours under fasting and fed conditions, respectively. The effect of veverimer on gastric pH was similar in the presence and absence of omeprazole. The bioavailability of orally administered drugs that are weak acids and weak bases can be affected by changes in gastric pH. Therefore, the clinical relevance of the transient increase in gastric pH caused by veverimer was evaluated in vivo in human DDI studies conducted in healthy volunteers using three drugs with pH-dependent solubility: furosemide (weak acid), dabigatran (weak base) and warfarin (weak acid). These drugs showed a change in exposure of < 20% when co-administered with veverimer.
Based on the results of our DDI studies, we do not believe we need to recommend dosing separation for co-administered drugs with veverimer, either due to direct binding interactions or due to pH sensitivity. We believe it is reasonable to propose dosing instructions for veverimer that do not include any dose separation recommendations for other oral medications. However, ultimate label instructions regarding co-administration of veverimer with other oral medications will be subject to FDA review and approval.
Veverimer Regulatory Pathway and Confirmatory Postmarketing Trial, VALOR-CKD
Our Development of Veverimer Pursuant to the Accelerated Approval Program
The FDA is reviewing the NDA for veverimer through the Accelerated Approval Program. The FDA’s Accelerated Approval Program allows for drugs for serious conditions that address an unmet medical need to be approved based on a surrogate endpoint that is reasonably likely to predict clinical benefit. Surrogate endpoints are used instead of clinical outcomes in some clinical trials. Surrogate endpoints are used when the clinical outcomes might take a very long time to study, or in cases where the clinical benefit of improving the surrogate endpoint, such as controlling blood pressure, is well understood. Clinical trials are needed to show that surrogate endpoints can be relied upon to predict, or correlate with, clinical benefit. Surrogate endpoints that have undergone this testing are called validated surrogate endpoints and those are accepted by the FDA as evidence of benefit.
Surrogate endpoints that the FDA determines are reasonably likely to predict clinical benefit may be used to support approval, in some cases, but are not yet validated. This is accomplished through the FDA’s Accelerated Approval Program, which is intended to provide patients with serious diseases more rapid access to promising therapies. Because such surrogate endpoints have not been validated, sponsors relying on them are generally required to verify the predicted clinical benefit of their products with confirmatory postmarketing clinical trials.
Veverimer is currently under review for approval pursuant to the FDA’s Accelerated Approval Program based upon meeting the following three criteria:
•Treatment of a Serious Condition: There is evidence that the progression of CKD to ESRD is a serious condition and the chronic treatment of metabolic acidosis may slow the progression of CKD.
•Meaningful Advantage over Available Therapy: There is an unmet need for chronic therapies that slow progression to ESRD in patients with CKD and metabolic acidosis. There are no FDA-approved chronic treatments for metabolic acidosis and there exists a large population of patients with metabolic acidosis and CKD.
•Demonstrates an Effect on an Endpoint That Is Reasonably Likely to Predict Clinical Benefit: There are a number of prospective and retrospective studies that show that serum bicarbonate is an appropriate surrogate endpoint and that increasing serum bicarbonate is reasonably likely to predict slowing of progression of CKD.
Our TRCA-301 Phase 3 trial serves as the pivotal trial in our NDA submission for veverimer.
VALOR-CKD Clinical Trial
As a condition of filing our NDA pursuant to the Accelerated Approval Program, we have committed to conduct our confirmatory postmarketing trial, VALOR-CKD, which is designed to demonstrate that veverimer provides a clinical benefit (i.e., improves how the patient feels, functions or survives) in addition to increasing serum bicarbonate levels. If we receive FDA approval for veverimer, but do not complete the postmarketing trial with due diligence, or if the postmarketing trial fails to show a clinical benefit of veverimer treatment, the FDA may revoke its approval of veverimer.
In the fourth quarter of 2018, we initiated the VALOR-CKD postmarketing trial to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis.

VALOR-CKD Postmarketing Clinical Trial
The protocol for the VALOR-CKD trial was designed in collaboration with a steering committee of international key opinion leaders in the fields of chronic kidney disease progression and metabolic acidosis and with input from the FDA. It is a multicenter, randomized, double-blind, placebo-controlled trial of subjects with Stage 3b or 4 CKD (eGFR of 20 to 40 mL/min/1.73m2) and metabolic acidosis (serum bicarbonate levels of 12 to 20 mEq/L). The eligibility criteria for the VALOR-CKD trial are similar to those used in our pivotal Phase 3 trial, TRCA-301. Based on observations from the TRCA-301 trial, we have strengthened the screening requirements in the VALOR-CKD trial to enable enrollment of subjects with confirmed metabolic acidosis at baseline. Subjects will be treated with veverimer (3, 6 or 9 g QD) or placebo, with titration to attempt to maintain serum bicarbonate in the normal range (22 to 29 mEq/L).
The primary endpoint of the VALOR-CKD trial compares the time to first renal event, with a renal event defined as a ≥ 40% reduction in eGFR, progressing to ESRD, or renal death, in veverimer-treated subjects versus subjects in the placebo group. Subjects will be followed in the trial until the independent blinded Clinical Endpoint Committee has positively adjudicated the targeted number of primary endpoint events, which we estimate will be approximately four years following full enrollment. Based on the magnitude of the increase in serum bicarbonate observed in our pivotal Phase 3 trial, TRCA-301, and the inverse relationship between serum bicarbonate and risk of renal events described by the Predictive MA Model, we have determined that randomizing 1,600 subjects to veverimer or placebo in a 1:1 ratio will result in 90% power to show a 30% to 35% reduction in renal events in the VALOR-CKD trial.
The VALOR-CKD protocol specifies that a blinded event rate interim analysis may be performed two years after the last subject is randomized and is designed to enable an increase in the size of the trial based on total number of events at the time of the blinded interim analysis. The protocol also specifies an interim analysis may be performed when at least half of the planned number of primary endpoint events have occurred. At such time, the trial may be stopped early for efficacy, the sample size may be increased, or the trial may continue without changes. We estimate that the interim analysis may occur when all patients have been on treatment for approximately two to three years.
We plan to complete the VALOR-CKD trial after the FDA’s review of our NDA for veverimer and potential approval of veverimer. VALOR-CKD is a time-to-event study, and we estimate it will take approximately 4 years after randomization is complete to accrue the number of events necessary to complete the study. Assuming successful completion of the VALOR-CKD trial, we plan to file a supplemental NDA, or sNDA, that incorporates results from the VALOR-CKD trial.
Market Opportunity
We estimate that there are approximately 3 million patients in the United States afflicted with metabolic acidosis and Stage 3 to 5 non-dialysis CKD and that approximately 1.1 million of such patients are under the care of a physician. Our initial target market will be focused on the approximately 600,000 patients with metabolic acidosis and CKD that are under the care of a nephrologist. We have identified approximately 5,000 nephrologists who treat approximately 80% of these patients. Given the demographics of the CKD patient population, these nephrologists are geographically concentrated on the west coast, the northeast and the southeast of the United States.
We have conducted multiple surveys of practicing nephrologists designed to understand their knowledge of the link between treating metabolic acidosis and the slowing of CKD progression. In a survey of 100 nephrologists, conducted in 2019, we found that over 80% believed that treating metabolic acidosis was moderately, very or extremely important to slow kidney disease progression.
We have also conducted multiple surveys of practicing nephrologists to quantify the expected market for veverimer, if approved. In a survey of 100 nephrologists, conducted in 2019, 79% indicated that they would definitely or probably prescribe veverimer, based on a veverimer target product profile which included information from the results of our TRCA-301E clinical trial that were published in The Lancet in June 2019.
We have also evaluated, through health and economic outcomes analyses, the potential savings to third-party payers and health benefits that could be derived through the treatment of patients with metabolic acidosis and CKD. In 2019, we completed a retrospective health economic study of pre-dialysis patients with Stage 3 to 5 CKD. The study evaluated renal outcome events and healthcare costs for 51,558 pre-dialysis patients with Stage 3 to 5 CKD derived from electronic health records, or EHRs, and corresponding medical claims from a national de-identified electronic medical record dataset over a 10-year period (2007 to 2017). The results of the study showed the following health impacts of metabolic acidosis over a 2-year period:
•3 times higher likelihood of death: 31% of patients with metabolic acidosis and CKD at baseline died versus 10% of patients with CKD with normal serum bicarbonate at baseline;
•3.6 times higher likelihood of starting dialysis: 18% of patients with metabolic acidosis and CKD at baseline started dialysis versus 5% of patients with CKD with normal serum bicarbonate at baseline; and
•1.5 times higher likelihood to progress by 1 or more CKD stages: 38% of patients with metabolic acidosis and CKD at baseline progressed 1 or more stages of CKD versus 25% of patients with CKD with normal serum bicarbonate at baseline.
In addition, the results of the study showed that healthcare costs were approximately $40 thousand per patient per year higher for patients with metabolic acidosis versus patients that had normal serum bicarbonate levels. The results of the study also suggest that each 1 mEq/L increase in serum bicarbonate can be associated with a 7% decrease in monthly all-cause healthcare costs (p<0.0001). The potential savings to payers and health benefits derived through these analyses were independent of the patient’s status with regard to CKD stage, albumin-to-creatine ratio, sex, age, race, diabetes, heart failure, hypertension or Charlson Comorbidity Score (an index of comorbidity burden).
Due to the absence of an FDA-approved product for chronic metabolic acidosis, we cannot model a treated versus untreated population for these health economic studies. As such, we relied on evaluating similar patient populations, contrasting those with metabolic acidosis and those with a normal serum bicarbonate level.
Additionally, we have conducted multiple surveys of third-party payers representing healthcare coverage for over 200 million U.S. lives. Based on our surveys, as the first and only potential FDA-approved therapy for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, we believe the majority of third-party payers will provide coverage for veverimer, which may be subject to prior authorization and/or other forms of utilization management. We also plan to offer veverimer through both retail and specialty-pharmacy providers to help ensure appropriate physician support and patient access to therapy. In addition, we have evaluated the healthcare insurance coverage mix of our target patient population and we estimate that the majority of these patients will have healthcare insurance coverage through 1) Medicaid programs, Medicare with low-income subsidy programs or Veterans Administration/Department of Defense programs which typically cover prescriptions with a low co-pay obligation for patients or 2) a commercial healthcare insurance plan where we typically can provide co-pay assistance to patients.
Given the high unmet need for an FDA-approved chronic treatment for patients with metabolic acidosis and CKD, the broad understanding among nephrologists that treatment of metabolic acidosis can slow CKD progression, the favorable response from nephrologists to veverimer’s target product profile, the potential health and economic benefits from treating metabolic acidosis, and our survey results which suggest that health insurers are open to providing coverage for veverimer, we believe that there is a significant opportunity for veverimer in the United States, if approved, as the first and only FDA-approved therapy for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD.
In addition, we believe there is a significant market opportunity for veverimer outside the United States, if approved. We intend to seek one or more partners with international sales expertise who can obtain regulatory approval and sell veverimer in target markets. We anticipate that, in certain markets, additional clinical trials of veverimer may be required to obtain regulatory approval and/or ensure market access.
Commercial Strategy and Plan

We plan to initially focus our commercial launch of veverimer, if approved, on a subset of 5,000 nephrologists in the United States who care for approximately 80% of the 600,000 patients with metabolic acidosis and CKD seen by nephrologists. In anticipation of our potential approval, we have hired our commercial leadership team and initiated our disease awareness campaign.
In 2019 we expanded our disease awareness campaign with a major presence at the 2019 American Society of Nephrology ASN Kidney Week meeting, where we interacted with over 1,000 attendees. We also initiated extensive disease awareness outreach to engage with nephrologists through our MetabolicAcidosisInsights.com website, sponsoring disease-related publications, and our Neph+ app, which provides easy access to publicly available kidney disease treatment guidelines, commonly used calculations for kidney disease and other informational resources for nephrologists.
We plan to hire a specialty sales force of approximately 80 to 90 individuals whom we plan to deploy in mid-2020 to further our disease awareness efforts and, subject to approval, detail veverimer to our target market of 5,000 nephrologists. Our comprehensive disease awareness and education campaign is designed to communicate the existing evidence that increasing serum bicarbonate in patients with metabolic acidosis and CKD slows the progression of CKD and can potentially improve how patients feel and function. We believe the broad understanding of this evidence will help to establish and increase the urgency to treat patients with this serious condition.
If veverimer is approved, we plan to engage with nephrologists through multiple communication channels to provide them with the veverimer prescribing information and appropriate supplemental marketing materials to augment that information. This will include branded materials for distribution to nephrologists, a branded website, a nephrologist-focused digital marketing campaign, participation in congresses and nephrology-focused events, and speaker programs that educate nephrologists on current disease knowledge and treatment options.
We are currently engaging with third-party payers to seek favorable coverage for veverimer, if approved. In 2018 and 2019, we presented information about the design and results of our health economic study and shared veverimer clinical trial data in three separate third-party payer forums: 1) through an in-person survey involving 15 third-party payers covering over 200 million patient lives, 2) through a Payer Working Group Meeting involving four third-party payers representing over 150 million lives and 3) through face-to-face individual meetings with 34 third-party payers representing approximately 220 million lives. Health insurance payers have indicated their perception of the likelihood of veverimer coverage is influenced by the following potential attributes of veverimer: first and only FDA-approved treatment, disease modifying, safe and efficacious and significant direct healthcare cost savings. We have hired a team of 12 market access professionals to continue appropriate engagement with third-party payers. We are proactively targeting third-party payers that represent 95% of covered lives in the United States. Our goal is to meet with approximately 100 third-party payers in the United States prior to the PDUFA goal date for veverimer of August 22, 2020.
We plan to engage in scientific exchange with nephrologists through our Medical Affairs team. We have trained and plan to deploy our MSL team at the end of March 2020, concurrent with the National Kidney Foundation Spring Meeting. We intend to increase the size of our team of MSLs to 20 in 2020.
A number of peer-reviewed publications will provide support for our disease awareness campaign and the launch of veverimer, if approved. In 2019, the results of our TRCA-301 and TRCA-301E were published in The Lancet (March 2019 and June 2019). A compilation of the clinical evidence that treatment of metabolic acidosis slows CKD progression was published in Current Opinion in Nephrology and Hypertension (Goraya and Wesson, 2019) and a meta-analysis of the effects of treatment of metabolic acidosis in CKD was published in the Clinical Journal of the American Society of Nephrology, or CJASN (Navaneethan et al., 2019). A critical assessment of the data related to clinical effects of sodium from sodium chloride versus sodium bicarbonate in patients with CKD-induced metabolic acidosis was published in the American Journal of Kidney Diseases, or AJKD (Bushinsky, 2019). A review of the mechanisms underlying metabolic acidosis-induced kidney damage in CKD was published in the Journal of American Society of Nephrology, or JASN (Wesson et al., 2020). Six presentations reporting veverimer mechanism of action and clinical data as well as health economics and clinical outcomes research related to metabolic acidosis were reported at the 2019 ASN Kidney Week Meeting.
Manufacturing
Veverimer drug substance is a room-temperature stable, free flowing powder, composed of low-swelling, polymeric beads, approximately 100 micrometers in diameter. As a non-absorbed polymeric drug, veverimer is designed to be insoluble in water and organic solvents, and is characterized by its desired function, including high hydrochloric acid binding capacity and selectivity, and physical properties, such as minimal swelling. Characterization of the isolated intermediate and careful control of each process step define the structure of the polymer. Because the process to manufacture veverimer fundamentally defines the key polymer attributes for safety and efficacy, the process has been carefully monitored and optimized during scale-up.
Veverimer is manufactured using an efficient two-step process. This two-step approach enables, in step one, the preparation of a crosslinked polymer having a high binding capacity, and in step two, further crosslinking for low swelling and selectivity for hydrochloric acid binding.
The resulting veverimer drug substance is converted into drug product by filling it into packets without the addition of excipients. Veverimer drug product is stored at room temperature. Stability studies demonstrated that veverimer is stable at room temperature for at least 12 months, and we are conducting registration stability studies that we anticipate will enable us to indicate on our label, if approved, that veverimer is stable at room temperature for up to 24 months.
We contract with third-party service providers to manufacture veverimer drug substance and veverimer drug product and to perform analytical testing services. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We developed the process to manufacture veverimer drug substance in-house and have successfully transferred it to three manufacturers. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as veverimer. We currently rely on Patheon Austria GmbH & Co KG, or Patheon, a subsidiary of Thermo Fisher Scientific, Inc., as our sole supplier for drug substance manufacturing and we have used two suppliers for drug product manufacturing. We entered into a multi-year Manufacturing and Commercial Supply Agreement with Patheon in October 2019. Patheon has agreed to manufacture and supply us with veverimer to support our commercialization efforts and clinical needs. We intend to initially commercialize with a single supplier for drug substance and a single supplier for drug product. Our business plan assumes that we will establish a regionally diverse and volume-appropriate portfolio of third-party manufacturers to reduce our dependency on single suppliers for drug substance and drug product in the future. We plan to continue to rely upon contract manufacturers and suppliers of raw materials for the commercial manufacture of veverimer if it is approved by regulatory authorities.
We are validating the veverimer drug substance manufacturing process at Patheon to produce veverimer in a batch size of approximately 700 kg. In addition, we have manufactured sufficient amounts of drug substance to support our confirmatory post marketing trial, VALOR-CKD, for the next 12 months and to support the anticipated commercial demands for veverimer for the next 12 months, if approved.
Polymeric-based drugs like veverimer generally require large quantities of drug substance, as compared to small molecule drugs. Accordingly, we will require larger scale and/or multiple manufacturers of drug substance and drug product in order to manufacture sufficient quantities of veverimer to meet our anticipated market demand. We believe that our current production process can be optimized to meet our anticipated commercial needs without introducing changes to key veverimer properties, including binding capacity, selectivity for hydrochloric acid and non-absorption. We use acid binding, competitive anion binding and particle size measurement assays to confirm these properties. The scale of the first step in our drug substance manufacturing process, step one, is approximately 640 kg, and the scale of the second step in our drug substance manufacturing process, step two, is approximately 700 kg. We are continuing to work with our current manufacturer to further optimize and scale our drug substance manufacturing process with the intention of achieving additional manufacturing capacity as well as working to secure a second manufacturer of drug substance.
Our third-party service providers, their facilities and the veverimer used in our clinical trials or for commercial sale are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and packaging containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The facilities manufacturing and testing our products must meet cGMP requirements and satisfy FDA or other authorities before any product is approved and before we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of veverimer to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of veverimer. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation, trademark protection and potential in-licensing opportunities to develop and maintain our proprietary position.
Veverimer was discovered by us utilizing our proprietary technology. We have filed several non-provisional and provisional patent applications, all owned by us, relating to veverimer in the United States, certain foreign countries, and the World Intellectual Property Organization that are directed to compositions-of-matter, dosage unit forms, methods-of-treatment, medical use, and methods of manufacture.
Our patent portfolio, which is solely owned by us, includes two issued U.S. composition of matter patents (U.S. Patent No. 9,205,107 B2 and No. 9,925,214 B2), four issued U.S. method of treatment patents (U.S. Patent Nos. 9,993,500 B2, 10,391,118 B2, 10,363,268 B2, and 10,369,169 B1), an issued Australian medical use patent (AU 2014274817 B2), an issued Australian composition of matter patent (AU 2019219800 B1), an issued European medical use patent (EP3 003 327 B1), an issued European composition of matter patent (EP3 287 133 B1), an issued European method of manufacture patent (EP3 229 816 B1), an issued Mexican medical use patent (MX 364785 B), an issued Hong Kong medical use patent (HK 1223288 A1) and an issued Japanese medical use patent (JP6,453,860 B2). Each of these issued patents is expected to expire in 2034 (with the exception of EP3 229 816 B1, which is expected to expire in 2035), excluding any additional term resulting from patent term extension if the appropriate maintenance fees are paid.
In addition, we solely own other patent applications relating to veverimer (for example, composition of matter, dosage unit form, method-of-treatment, medical use and method of manufacture patent applications, where applicable) that are currently pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, Republic of Korea, Russia, and the United States. Certain of these patent applications are also pending in Malaysia, New Zealand, Singapore, South Africa and Taiwan. These currently pending patent applications, if they mature into issued patents in one or more of such jurisdictions, are expected to expire between 2034 and 2038, if the appropriate maintenance, renewal, annuity, and other government fees are paid.
Additional patent term for the presently-issued or later-issued patents may be awarded on a jurisdiction-by-jurisdiction basis. For example, additional patent term for U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984, or the Hatch-Waxman Act. In the European Union member countries, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. In Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.
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
Research and Development
We are conducting development activities to support our NDA for veverimer and manufacturing of commercial supply of veverimer. We invested $133.0 million, $85.6 million and $35.9 million in research and development for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Many of our competitors may have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if competitors develop or market products or other novel technologies that are more effective, safer or less costly than veverimer, or they may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.
There are no therapies approved by the FDA for the chronic treatment of metabolic acidosis, and we are not aware of any active clinical development programs other than ours for a treatment in the United States. The FDA has approved generic intravenous sodium bicarbonate solutions for the treatment of acute metabolic acidosis which may occur in severe renal disease, uncontrolled diabetes, and certain other disorders accompanied by a significant loss of bicarbonate; however, those therapies are used for short-term, hospital-based treatments and are not used in clinical practice to treat chronic metabolic acidosis. For many nephrologists, first-line management of metabolic acidosis in patients with CKD is to recommend a protein-restrictive diet. Retrospective analyses show that 3% to 15.0% of patients with metabolic acidosis and CKD use oral alkali supplementation, such as sodium bicarbonate, sodium citrate or, less frequently, potassium citrate. These supplements have not been approved by the FDA for the treatment of metabolic acidosis.
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
The process required by the FDA before a drug may be marketed in the United States generally includes the following:
•completion of nonclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, or other applicable regulations;
•submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the product candidate for its intended use;
•submission to the FDA of a New Drug Application, or NDA, for a new product;
•satisfactory completion of an FDA inspection, if conducted, of the facility or facilities where the product candidate is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug product candidate’s identity, strength, quality, purity, and potency;
•potential FDA inspection of the nonclinical and clinical trial sites;
•potential FDA inspection of us and vendors involved in the generation of the data in support of the NDA; and
•FDA review and approval of the NDA.
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
Accelerated Approval Program
Under the accelerated approval provisions of the FFDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product for a serious or life-threatening disease or condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Products approved through the Accelerated Approval Program must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
The Accelerated Approval Program is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, while the effect on the surrogate endpoint occurs more rapidly. The FDA will not grant approval through the Accelerated Approval Program to products that meet standards for traditional approval.
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
Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that any confirmatory postmarketing trial be initiated or substantially underway prior to the submission of an application through the Accelerated Approval Program. And, if such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. The FDA may also withdraw the approval if other evidence demonstrates that the product is not safe or effective. All promotional materials for product candidates approved through the Accelerated Approval Program are subject to prior review by the FDA. The FDA has issued labeling instructions specific to the program. For example, if a drug is approved based on a surrogate endpoint through the program, its labeling should include a succinct description of the limitations of usefulness of the drug and any uncertainty about anticipated clinical benefits. False or misleading promotional materials may also lead to expedited withdrawal of approval.
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
Veverimer, which will be manufactured or distributed by us or our collaborators pursuant to FDA approvals, is subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences associated with the product;
•providing the FDA with updated safety and efficacy information;

•therapeutic sampling and distribution requirements;
•notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
•registration and listing requirements; and
•complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.
Manufacturers, their subcontractors, and other entities involved in the manufacture and distribution of veverimer, if approved, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP, including data integrity requirements, and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with ongoing regulatory requirements, including cGMP, which impose extensive procedural, substantive and record-keeping requirements upon us and third-party manufacturers engaged by us if veverimer is approved. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizures of products, injunctive actions or other civil penalties.
In addition, drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate product.
New Legislation and Regulations
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and veverimer. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the federal Anti-Kickback Statute, the federal False Claims Act, or FCA, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, formulary managers, and anyone in a position to purchase or recommend the product on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, ordering or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the PPACA , to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA (discussed below).
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
HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the PPACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Additionally, to the extent that veverimer may in the future be sold in a foreign country, we may be subject to similar foreign laws.
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.
We expect that veverimer, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, veverimer may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price. There are penalties for failing to provide timely and accurate price reporting to the government, and the Right Rebate Act (effective April 2019) imposes additional penalties for knowingly misclassifying a covered outpatient drug under the Medicaid Drug Rebate Program.
Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to "Covered Recipients", or to entities or individuals at the request of, or designated on behalf of, Covered Recipients and to report annually certain ownership and investment interests held by physicians and their immediate family members. The term Covered Recipients currently includes U.S.-licensed-physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
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
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of veverimer, if approved. In the United States and in foreign markets, sales of veverimer, if and when we receive regulatory approval for commercial sale, will depend, in part, on the extent to which third-party payers provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payers include federal and state healthcare programs, private managed care providers, commercial health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payers are critical to new product acceptance.
Our ability to commercialize veverimer successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a therapeutic is:
•a covered benefit under its health plan;

•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
We cannot be sure that reimbursement will be available for veverimer and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the indications for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, veverimer, if approved.
Third-party payers are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for veverimer may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of veverimer, in addition to the costs required to obtain FDA approvals. Veverimer may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical and cost-effectiveness data for the use of veverimer on a payer-by-payer basis, with no assurance that coverage and adequate reimbursement will be obtained. A payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to veverimer in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize veverimer.
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
The marketability of veverimer, if approved, for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to effectively sell product candidates for which marketing approval is obtained. Policy makers and payers in the United States and elsewhere, have undertaken efforts to contain healthcare costs, improve quality, and expand patient access to healthcare items and services. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
For example, the PPACA substantially changed and continues to impact healthcare financing and delivery by both government payers and private insurers. Among the PPACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price, or AMP, for most branded and generic drugs, respectively, and a cap on the total rebate amount for single source and innovator drugs at 100.0% of the product's AMP;
•the Medicare Part D coverage gap discount program, where as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D program, manufacturers must agree to offer 70.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care plans, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•expansion of the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding mandatory eligibility categories for individuals with income at or below 138.0% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•requirements to report certain financial arrangements with physicians and teaching hospitals;
•a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•a licensure framework for follow on biologic products.
There have been legal and judicial, Congressional, and political challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the PPACA. Since January 2017, President Trump has signed at least two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, this decision is subject to further appeal and the courts are continuing to assess whether this means that the PPACA as a whole is unconstitutional. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain third-party providers based on market share, and the medical device excise tax on nonexempt medical devices. Moreover, the Bipartisan Budget Act of 2018 among other things, amended the PPACA, effective January 1, 2019, to increase from 50.0% to 70.0% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.
We anticipate that the PPACA, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for veverimer, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend legislation that would reduce the deficit by at least $1.5 trillion, but at a minimum $1.2 trillion, from fiscal years 2012 to 2021. The Joint Select Committee on Deficit Reduction did not reach an agreement and, as a result, Congress did not enact a “joint committee bill” with the requisite deficit reduction by the law’s deadline, triggering the law’s automatic reductions to several government programs. This includes automatic reductions in Medicare payments for all items and services, including prescription drugs, of up to 2.0% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2029 unless additional Congressional action is taken.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, lower drug pricing, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer, if approved.
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
European Union/Rest of World Government Regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, manufacturing and any future commercial sales, promotion and distribution of veverimer. Whether or not we obtain FDA approval to market veverimer, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing of the products in those countries.
Even if a product obtains FDA marketing approval, most foreign jurisdiction require that the investigational product undergo national requirements related to clinical trials and authorization processes, similar to those in the United States. With respect to clinical trials, certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, for example, before starting a clinical trial, a valid request for authorization must be submitted by the sponsor to the competent authority of the EU Member State(s) in which the sponsor plans to conduct the clinical trial, as well as to independent Ethics Committee(s). A clinical trial may commence only once the relevant Ethics Committee(s) has (have) issued a favorable opinion and the competent authority of the EU Member State(s) concerned has (have) not informed the sponsor of any grounds for non-acceptance. Failure to comply with the EU requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the European Union (or used for marketing authorization application in the European Union) must be conducted in accordance with applicable laws, GCP and GMP rules, International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines and be consistent with ethical principles. Competent authorities of EU Member States regularly conduct GCP inspections to verify the sponsor’s compliance with applicable rules. The sponsor is required to record all adverse events which are reported to it by investigators and submit, upon request, such records to the EU Member State in which the clinical trial is being conducted. The sponsor is also required to record and report to the relevant national competent authorities and to the Ethics Committee information about suspected serious unexpected adverse reactions (i) as soon as it becomes aware of suspected serious unexpected reactions, and (ii) yearly of all suspected serious unexpected reactions having occurred over the past year and to report on the subjects’ safety.
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
The way clinical trials are conducted in the European Union will undergo a major change when the new EU Clinical Trials Regulation (Regulation 536/2014) comes into application, according to the European Commission currently expected in late 2021 or 2022. The new Clinical Trials Regulation is aimed at simplifying and streamlining the approval of clinical trials in the EU. The new EU Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different EU Member States. The current regime under the EU Member States’ national legislation implementing the Clinical Trials Directive (Directive 2001/20/EC) will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.
As in the United States, no medicinal product may be placed on the EU market unless a marketing authorization has been issued. Medicinal products may be authorized in different ways in the EU, depending on certain criteria: the national authorization procedure (i.e., via the EU Member States’ national authorization procedure, which later allows for application via the mutual-recognition procedure), the centralized authorization procedure (i.e., at EU level), or the decentralized authorization procedure (i.e., authorization of a product that is not yet authorized in the EU, which can simultaneously be authorized in several EU Member States). Products submitted for approval via the national procedure must follow the national authorization procedures, which vary from Member State to Member State. Products submitted for approval via the centralized procedure (only available and compulsory for certain products and indications; e.g., human medicines containing a new active substance to treat HIV or AIDS, advanced-therapy medicines, and orphan medicines) are assessed by the Committee for Medicinal Products for Human Use, or CHMP, a committee within the European Medicines Agency, or EMA. The CHMP assesses, inter alia, whether a medicine meets the necessary quality, safety and efficacy requirements and whether it has a positive risk-benefit balance. Products submitted for approval via the decentralized procedure, as for the mutual-recognition procedure, must first undergo an assessment performed by one Member State, or reference Member State, which another Member State may approve.
Various penalties and sanctions exist in different EU Member States for non-compliance with the EU marketing authorization procedure. In addition, for centrally authorized products the European Commission may also impose financial penalties on the holders of marketing authorizations if they fail to comply with certain obligations in connection with the authorizations as well as pharmacovigilance rules (a fine up to 5% of the marketing authorization holder’s turnover in the EU in the preceding business year for an infringement; daily penalty payments up to 2,5 % of the marketing authorization holder’s average daily turnover in the EU in the preceding business year, pending cessation of an infringement; and a fine up to 0.5% of the marketing authorization holder’s turnover in the EU in the preceding business year for e.g. failure to cooperate or supply of misleading information to authorities). If we or our potential collaborators fail to comply with applicable EU or other foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
As described above, coverage and reimbursement status of veverimer, if approved, are provided for by the national laws of EU Member States. The requirements may differ significantly across the EU Member States. Also, at EU Member State level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals, or HCPs.
We are subject to European data protection laws, including the EU General Data Protection Regulation 2016/679, or GDPR (as implemented by EU Member States and the UK). The GDPR which came into effect on May 25, 2018, establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). The GDPR increases our responsibility and liability in relation to personal data that we process, and additional mechanisms put in place to address compliance with the GDPR must be kept under review as the legislative and regulatory landscape for data protection in Europe continues to evolve.
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements. The requirements and process governing the conduct of clinical trials, product licensing, privacy and data protection, pricing and reimbursement also vary from country to country.
Employees
As of December 31, 2019, we had 119 full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one product candidate, veverimer (also known as TRC101), for which an NDA has been accepted for review by the FDA through the Accelerated Approval Program that is still in clinical trials and has no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a pharmaceutical company focused on the development and commercialization of our product candidate, veverimer, a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred significant losses in each year since our inception in 2013. Our net losses were $176.8 million, $102.8 million and $41.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $369.0 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of December 31, 2019, we had working capital of $273.0 million and cash, cash equivalents and investments of $355.0 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $355.0 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•the time and cost necessary to obtain regulatory approvals for veverimer and any future product candidates that we develop, in-license or acquire;
•our ability to obtain approval for veverimer through the Accelerated Approval Program;
•the costs of confirmatory postmarketing studies or trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;
•the costs of obtaining commercial supplies of veverimer;
•our ability to successfully commercialize veverimer;
•the manufacturing, selling and marketing costs associated with veverimer, including the cost and timing of expanding our sales and marketing and medical affairs capabilities;
•the timing and costs related to the optimization and scale-up of our manufacturing processes for veverimer and commercial supply of veverimer;
•the amount and timing of sales, royalties and other revenue from veverimer, if approved, including the sales price and the availability of adequate third-party reimbursement;
•the costs of operating as a public company;
•the costs associated with any product recall that could occur;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•the cash requirements of any future acquisitions or discovery of future product candidates, if any;
•the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including the ability to enroll patients in a timely manner for our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), or potential future nonclinical and clinical studies and trials;
•the costs of hiring and retaining personnel as we grow;
•the time and cost necessary to respond to technological and market developments; and
•the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation.

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
To date, we have invested all of our efforts and financial resources in the research and development of veverimer, which is our only product candidate, and our business and future success depends on our ability to successfully develop, obtain regulatory approval for, and commercialize veverimer. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 patients with metabolic acidosis and CKD. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While we believe that these trials successfully met their primary and secondary endpoints and are sufficient to support our NDA, we cannot assure you that the U.S. Food and Drug Administration, or FDA, or any foreign regulatory agency will approve veverimer for marketing.
We submitted our NDA for veverimer to the FDA in August 2019. We subsequently received the filing communication letter, also referred to as the Day 74 Letter, which stated that the NDA had been accepted for review by the FDA through the Accelerated Approval Program and that a user fee goal date of August 22, 2020 had been set under the Prescription Drug User Fee Act, or PDUFA. The FDA is not bound by, and has in the past missed, its PDUFA goal dates, and it is unknown whether the review of our NDA for veverimer will be completed by the PDUFA goal date designated in the Day 74 Letter or will be delayed. The Day 74 Letter also stated the FDA is currently planning to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the NDA, which we believe would likely occur in the first half of 2020. While the FDA is not bound by the recommendation of the CRDAC, it considers such recommendations carefully when making decisions.
If, as anticipated, the FDA holds a CRDAC meeting, the CRDAC may recommend against approval or may recommend limitations, conditions or restrictions on the use of veverimer. The FDA may agree with some or all of those recommendations or impose its own limitations, conditions and restrictions on the use of veverimer. Furthermore, even if we obtain regulatory approval for veverimer, we need to continue to develop a commercial organization, or collaborate with a third party for the commercialization of veverimer, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payers. If we are unable to successfully commercialize veverimer, we may not be able to generate sufficient revenue to continue our business.
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of veverimer in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for veverimer outside the United States. The clinical and commercial success of veverimer will depend on a number of factors, including the following:
•our ability to demonstrate veverimer’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;
•the timely reporting of our confirmatory postmarketing trial, known as the VALOR-CKD trial;

•whether we are required by the FDA and/or foreign regulatory agencies to conduct additional clinical trials prior to approval to market veverimer;
•the prevalence and severity of adverse side effects of veverimer in our ongoing and future clinical trials and commercial use, if approved;
•the timely receipt of necessary regulatory and marketing approvals from the FDA and foreign regulatory agencies for veverimer;
•our ability to obtain U.S. marketing approval for veverimer through the Accelerated Approval Program;
•our ability to successfully conduct our confirmatory postmarketing trial, VALOR-CKD, and confirm clinical benefit of veverimer, assuming veverimer is initially approved through the FDA’s Accelerated Approval Program;
•our ability to successfully commercialize veverimer, if approved for marketing and sale by the FDA and/or foreign regulatory agencies;
•our ability to manufacture clinical trial and commercial quantities of veverimer drug substance and drug product and to develop and maintain commercially viable and validated manufacturing processes that are compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
•achieving and maintaining compliance with all regulatory requirements applicable to veverimer;
•our success in educating physicians and patients about the potential benefits, risks, administration and use of veverimer;
•acceptance of veverimer as safe and effective by patients and the medical community;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•our ability to obtain and sustain an adequate level of reimbursement for veverimer by third-party payers;
•the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•our ability to continue to obtain protection for and to enforce our intellectual property rights in and to veverimer; and
•our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of veverimer. If we are not successful in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed.
Our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program, but such program may not actually lead to a faster development or regulatory review or approval process. If we are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
Our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program based on the results of our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act, or FFDCA, provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for veverimer, we cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.
While our NDA is being reviewed through the Accelerated Approval Program, there can be no assurance that approval will be granted on a timely basis, or at all. For example, there can be no assurance that the FDA will ultimately agree that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and the design of our confirmatory postmarketing trial, VALOR-CKD, will be sufficient to support such approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our pivotal Phase 3 clinical trial, TRCA-301, may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of veverimer, could increase the cost of its development, could delay our ability to commercialize veverimer and could significantly harm our financial position and competitive position in the marketplace.
We submitted our NDA for veverimer to the FDA in August 2019. We subsequently received the filing communication letter, also referred to as the Day 74 Letter, which stated that the NDA had been accepted for review by the FDA through the Accelerated Approval Program, and that a PDUFA goal date had been set for August 22, 2020. The FDA is not bound by, and has in the past missed, its PDUFA goal dates, and it is unknown whether the review of our NDA filing for veverimer will be completed by the PDUFA goal date designated in the Day 74 Letter or will be delayed. The Day 74 Letter also stated that the FDA is currently planning to hold a CRDAC meeting to discuss the NDA, which we believe would likely occur in the first half of 2020. While the FDA is not bound by the recommendation of the CRDAC, it considers such recommendations carefully when making decisions.
Even if we receive approval for veverimer through the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of our ongoing confirmatory postmarketing trial, VALOR-CKD, or such other confirmatory postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program would delay or prevent commercialization of veverimer and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
We may be unable to obtain regulatory approval for veverimer under applicable regulatory requirements.

To gain approval to market a drug product, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In addition, results from compassionate use or investigator-initiated research programs, if implemented, may not be confirmed in Company-sponsored trials and/or may negatively impact the prospects for marketing approval for veverimer.
Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole product candidate, veverimer. Our NDA to market veverimer is currently under review by the FDA through the Accelerated Approval Program. We may not receive marketing approval for veverimer even though we believe we achieved the primary and secondary endpoints in our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. The FDA and other foreign regulatory agencies have substantial discretion in evaluating the results of our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, do not support approval of our NDA for veverimer. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory agencies may disagree with our trial design and our interpretation of data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, or our nonclinical studies. Even though our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program based upon the FDA’s review of the data contained within the submission, upon the FDA’s review of the data from our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for veverimer.
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
If we are not successful in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to market veverimer, either through FDA’s Accelerated Approval Program or the conventional pathway. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. We are not permitted to market veverimer in the United States until we receive approval of our NDA from the FDA.
The FDA or any foreign regulatory agency can delay, limit or deny approval to market veverimer for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that veverimer is safe and effective for the requested indication;
•our inability to gain agreement from the FDA that veverimer is appropriate for approval through FDA’s Accelerated Approval Program;

•our inability to gain agreement from applicable foreign regulatory authorities that veverimer is appropriate for approval under applicable regulatory pathways;
•the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical and clinical studies and trials;
•our inability to demonstrate that the clinical and other benefits of veverimer outweigh any safety or other perceived risks;
•our ability to enroll an adequate number of patients in our confirmatory postmarketing trial, VALOR-CKD, in a timely manner;
•the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies or trials;
•the FDA’s or the applicable foreign regulatory agency’s having differing requirements for the trial protocols used in our clinical trials;
•the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of veverimer;
•the anticipated CRDAC meeting resulting in a recommendation against approval for veverimer or a recommendation that the FDA require, as a condition of approval, modifications to existing, or additional, nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA’s or the applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract; or
•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. While our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program, we have not submitted similar marketing approval applications to comparable foreign authorities.
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
For approval of veverimer through the Accelerated Approval Program, we are required to conduct a confirmatory postmarketing clinical trial. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of our NDA for veverimer by the FDA through the Accelerated Approval Program. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
In addition, we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, terminated early or aborted for a variety of reasons, including delay or failure to:
•obtain regulatory approval to commence a trial, if applicable;
•reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtain ethics committee or institutional review board, or IRB, approval at each site;
•recruit suitable patients to participate in a trial and have such patients complete the clinical trial or return for post-treatment follow-up;
•ensure that clinical sites follow the trial protocol, comply with good clinical practices, or GCPs, and continue to participate in a clinical trial;
•address any patient safety concerns that arise during the course of a clinical trial;
•ensure that patients comply with and complete clinical trial protocol;
•achieve a sufficient level of endpoint events in the placebo group, if applicable;
•initiate or add a sufficient number of clinical trial sites;
•ensure that trial sites do not deviate from clinical trial protocol or drop out of a clinical trial;
•address any conflicts with new or existing laws or regulations;
•manufacture sufficient quantities of product candidate for use in clinical trials and ensure clinical trial material is provided to clinical sites in a timely manner; and
•obtain the statistical analysis plan to be used to evaluate the clinical trial data.
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
Human clinical trials are very complicated undertakings and working with patients with CKD is particularly difficult because of the serious nature of the disease and the comorbidities experienced by these patients. If we obtain FDA approval through the Accelerated Approval Program, safety risks not identified in our prior clinical trials may first appear after we obtain approval and commercialize veverimer. Any new postmarketing adverse events may significantly impact our ability to market veverimer and may require that we make changes to the product label that could adversely impact our commercialization efforts, recall some or all of the product, or discontinue commercialization of the product. Furthermore, if the confirmatory postmarketing trial, VALOR-CKD, fails to confirm veverimer’s clinical profile or clinical benefits, the FDA may withdraw its approval of veverimer. Any of these events would materially harm our business.
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
We do not directly control, and are completely dependent on, our contract manufacturers for compliance with, applicable requirements including cGMP, for manufacture of both veverimer drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications or they are unable to comply with the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain adequate supply of veverimer drug substance and drug product. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If our contract manufacturers’ facilities fail to comply with the FDA or a comparable foreign regulatory agency requirement, we may need to find alternative manufacturing facilities for veverimer drug substance or drug product, which would negatively impact our ability to develop, obtain regulatory approval for, or commercialize veverimer, if approved, and materially adversely affect our financial condition.
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
While we are in the process of validating our two-step manufacturing process with our third-party supplier, any delay in validation, performance failure or time delay in further optimizing or scaling our two-step drug substance manufacturing process could materially adversely affect, delay or interrupt the execution of our confirmatory postmarketing trial, VALOR-CKD, and potentially impact the commercialization of veverimer, if approved.
We believe we have sufficient drug substance for at least the next 12 months to supply the anticipated demand of our confirmatory postmarketing trial, VALOR-CKD, and anticipate we will have sufficient drug substance for at least the next 12 months to supply our initial anticipated commercial demand, if approved. The scale of the first step in our drug substance manufacturing process, step one, and the scale of the second step in our manufacturing process, step two, have been increased with our third-party supplier to the initial anticipated commercial batch sizes for each of the steps of approximately 640 and 700 kg, respectively. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to further optimize and scale our drug substance manufacturing process could materially adversely affect or delay our ability to (i) meet regulatory process validation requirements to demonstrate that our manufacturing process is capable of consistently delivering quality product, or (ii) have sufficient quantities of veverimer drug product manufactured to successfully conduct our ongoing confirmatory postmarketing trial, VALOR-CKD, or (iii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.
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
While we have entered into a contract with a third-party logistics company to warehouse veverimer and distribute it, the distribution network will require significant coordination with our sales, marketing, market access and finance teams. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage a compliant distribution process, the commercial launch and sales of veverimer, if approved, will be delayed or severely compromised and our results of operations may be harmed.
Even if veverimer obtains regulatory approval, it may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, third-party payers and the medical community.
Even if we obtain FDA or other regulatory approvals, veverimer may not achieve market acceptance among physicians, patients, patient advocacy groups, third-party payers or the medical community, and may not be commercially successful. If approved, market acceptance of veverimer depends on a number of factors, including:
•the efficacy of the product as demonstrated in clinical trials;
•the prevalence and severity of any side effects and overall safety profile of the product;
•the clinical indications for which the product is approved;
•the potential and perceived advantages of veverimer over current options or future alternative treatments;
•the effectiveness of our commercial organization and distribution channels;
•the quality of our relationships with patient advocacy groups;
•the availability and sufficiency of third-party coverage and reimbursement;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective chronic daily treatment and willingness of physicians to prescribe veverimer;
•the cost of treatment in relation to alternative treatments and willingness to pay for veverimer, if approved, on the part of patients;
•relative convenience and ease of administration of veverimer; and
•the availability of the product and our ability to meet market demand, including providing a reliable supply for long-term daily treatment.
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
While we are not aware of any therapies approved by the FDA for the chronic treatment of metabolic acidosis and are not aware of any active clinical development programs other than ours for such a treatment in the United States, the pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Our veverimer development program may serve as a template for a fast follower to develop a competing product candidate. Furthermore, we expect veverimer to compete against non-approved options for increasing serum bicarbonate levels, including oral alkali supplementation such as sodium bicarbonate, sodium citrate or potassium citrate. Veverimer may not be able to compete effectively with existing non-approved options for increasing serum bicarbonate levels or new drugs that may be developed by competitors. The risk of competition is specifically important to us because veverimer is our only product candidate.
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
Failure to compete effectively against available options for raising serum bicarbonate levels or in the future with new products would materially harm our business, financial condition and results of our operations.
We currently have limited sales or marketing capabilities. If we are unable to establish effective sales and marketing capabilities or if we are unable to enter into agreements with third parties to commercialize veverimer, we may not be able to effectively generate product revenue.
We currently have limited sales or marketing capabilities. In order to commercialize veverimer, if approved, we must build marketing and sales capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States by deploying an 80- to 90-person specialty sales force targeting that subset of nephrologists most focused on treating patients with CKD. Building the requisite sales, marketing and distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of veverimer. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize veverimer if and when it receives regulatory approval or any such commercialization may experience delays or limitations.
We may be subject to additional risks related to operating in foreign countries either ourselves or through a third-party, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or health crises.
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
Clinical trials, by their nature, utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that veverimer has no serious or severe side effects, and any such side effects may only be uncovered with a significantly larger number of patients exposed to the drug candidate. It is possible that ongoing and future clinical trials, as well as reports received from compassionate use or investigator-initiated research programs, or veverimer used commercially, if approved, may identify safety concerns.
Although we have monitored the subjects in our trials for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials to date, patients treated with veverimer may experience adverse reactions. The most commonly reported adverse effects experienced by more patients on veverimer than placebo in the TRCA-101, TRCA-301 and TRCA-301E trials combined were mild to moderate diarrhea and flatulence. It is possible that the FDA may ask for additional data regarding such matters. In addition, patients with CKD often experience significant and frequent comorbidities and are being treated with other medications. Although in vitro studies and human drug-drug interaction, or DDI, studies available to date indicate that veverimer does not interact with medications commonly used by patients with CKD, if significant DDIs occur in the future, veverimer may no longer be compatible with some of the medications used to treat patients with CKD. If safety problems occur or are identified after veverimer reaches the market, the FDA may require that we amend the labeling of veverimer, recall veverimer, or even withdraw approval for veverimer.
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

Undesirable side effects also could result in regulatory authorities mandating additional clinical testing prior to approval, postmarketing testing following approval, the implementation of risk minimization measures or a more restrictive prescribing label for a product, which, in turn, could limit the market acceptance of the product by physicians and consumers.
Drug-related side effects could result in potential product liability claims, especially if they were not included in the consent forms for clinical trials, including trials conducted under compassionate use or investigator-initiated research programs, or were not included in the warnings of any FDA-approved labeling. We currently carry product liability insurance covering use in our clinical trials in the amount of $20.0 million in the aggregate; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts if liability and legal costs exceed the threshold limited. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, business and financial condition, and commercial reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, increased costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators or other governmental entities, monetary awards to patients or other claimants, the inability to commercialize veverimer and decreased demand for our product, if approved for marketing.
Additionally, if veverimer receives regulatory approval, and we or others later identify undesirable side effects or unanticipated adverse events caused by such product, a number of potentially significant negative consequences could result, including but not limited to:
•the requirement of additional warnings on the prescribing label;
•the withdrawal of approvals by regulatory authorities;
•the requirement of a risk evaluation and mitigation strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
•litigation and the potential to be held liable for harm caused to patients; and
•an adverse effect on our reputation.
Any of these events could prevent us from achieving or maintaining market acceptance of veverimer and could significantly harm our business, results of operations, financial condition and prospects.
We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.
As of December 31, 2019, we had 119 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for veverimer. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:
•expand our general and administrative, medical affairs and sales and marketing organizations;
•identify, recruit, retain, incentivize and integrate additional employees;
•manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•continue to improve our operational, legal, financial and management controls, reporting systems and procedures.
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
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from misconduct or other failure to be in compliance with applicable laws or regulations.
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

If veverimer is approved for commercialization outside the United States, we may enter into agreements with third parties to market veverimer outside the United States. We expect that we will be subject to additional risks related to entering into these international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing U.S. and foreign drug import and export rules;
•reduced protection for intellectual property rights in foreign countries;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•different reimbursement systems, and different competitive drugs indicated to treat metabolic acidosis;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•potential liability resulting from development work conducted by these distributors; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or national, regional, or global healthcare crises.
Our Term Loan contains restrictions that limit our flexibility in operating our business.
Our Term Loan with Hercules contains various covenants that limit our ability to engage in specified types of transactions without obtaining prior consent from our lenders. These covenants limit our ability to, among other things:
•use all of our cash;
•create, incur, assume, guarantee or be or remain liable with respect to any indebtedness;
•prepay any indebtedness;
•subject our assets that serve as collateral under the loan agreement, our intellectual property and all other property and assets used in our business to any lien or legal process;
•acquire, own or make investments;
•repurchase or redeem shares of our capital stock;
•declare or pay any cash dividends or make any other cash distributions;
•lend money to our employees, officers or directors, or guarantee such loans;
•waive, release or forgive indebtedness owed by our employees, officers or directors;
•voluntarily or involuntarily transfer, sell, lease, license, lend or convey our assets;
•merge or consolidate with another business organization;
•change our corporate name, legal form or jurisdiction of formation;

•suffer a change in control;
•relocate our chief executive office or principal place of business; and
•maintain deposit accounts or securities accounts without account control agreements in place.
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
This level of debt could have an adverse impact on our business or operations. For example, it could:
•limit our flexibility in planning for the development, clinical testing, approval and marketing of veverimer;
•place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are;
•increase our vulnerability to both general and industry-specific adverse economic conditions; and
•limit our ability to obtain additional funds.
We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.
We will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. Until December 31, 2018, we were eligible for reduced reporting and disclosure requirements as an “emerging growth company.” We are no longer an “emerging growth company” and, accordingly, we are required to comply with several supplemental requirements that will necessitate additional resources and management time and expense. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are now also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Act, which we will continue. We currently have only a limited internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.
Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize veverimer.
We may seek to establish collaboration or similar agreements with one or more established biotechnology, pharmaceutical or specialty pharmaceutical companies to support the development, regulatory approval and commercialization of veverimer outside of the United States and we may seek similar arrangements for the development or commercialization of veverimer in the United States. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for veverimer, both in the United States and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants regularly must defend against cybersecurity or other business continuity risks, and are vulnerable to damage from computer viruses, cyber attacks, industrial espionage, other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions to our operations and result in material disruptions to our drug development programs. For example, the compromise, corruption, loss or theft of clinical trial data from completed or ongoing clinical trials for our product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a compromise, corruption, loss or theft of or other damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and significant costs in remediating the incident, complying with regulatory requirements and defending against claims. Such events could also adversely affect our competitive position, our reputation could be harmed and the further development of our product candidate could be delayed.
We are subject to evolving privacy and data protection laws, including the EU GDPR, and the new California Consumer Protection Act, or CCPA. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including GDPR (as implemented by EU Member States and the UK). The GDPR which came into effect on May 25, 2018, establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.
In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA now, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, implementing regulations are not yet finalized, certain provisions of the law will sunset at the end of 2020, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. Similarly, we are following the development of new data laws in Washington State, in Washington D.C., and around the country. We cannot yet predict the impact of the CCPA or other potential new laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Risks Related to Government Regulation
The regulatory approval process is highly uncertain and we may not obtain approval through the Accelerated Approval Program or the conventional pathway, as required for the commercialization of veverimer.
The research, testing, manufacturing, labeling, approval, selling, import, export, pricing and reimbursement, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market veverimer in the United States until we receive approval of our NDA from the FDA. We have not obtained marketing approval for veverimer anywhere in the world. Obtaining regulatory approval of our NDA, even through the Accelerated Approval Program, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:
•warning letters;
•civil and criminal penalties;
•injunctions;
•withdrawal of regulatory approval of products;
•product seizure or detention;
•product recalls;
•total or partial suspension of production; and
•refusal to approve pending NDAs or supplements to approved NDAs, or foreign regulatory equivalents.
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We are seeking approval for veverimer through the FDA’s Accelerated Approval Program, which would allow us to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict veverimer’s clinical benefit, but we will be subject to rigorous postmarketing requirements, including the completion of one or more confirmatory postmarketing trials to verify the clinical benefit of veverimer. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of veverimer by the FDA. If we are unable to obtain approval through the Accelerated Approval Program, we will have to pursue a conventional approval pathway for veverimer. In addition, in such case, the FDA could determine that our pivotal Phase 3 clinical trial, TRCA-301, may not be sufficient to support approval through the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.
Both accelerated and conventional regulatory approval pathways of an NDA or NDA supplement are not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our product candidate. For example, the FDA may require us to conduct additional studies or trials for veverimer either prior to approval or postmarketing, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects enrolled in our current clinical trials from the United States. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:
•a drug candidate may not be deemed safe or effective;
•the FDA might not approve our trial design and analysis plan;
•the FDA may not find the data from nonclinical and clinical studies and trials sufficient;
•clinical inspection(s) by the FDA or other regulatory authorities may result in unacceptable findings that could negatively impact approval of veverimer;

•the FDA might not accept or deem acceptable a third-party manufacturers’ processes or facilities; or
•the FDA may change its approval policies or adopt new regulations.
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
There are no FDA-approved therapies for the chronic treatment of patients with metabolic acidosis and CKD. In addition, we are not aware of any chronic therapeutic agent that has previously been approved by the FDA on the basis of a clinical trial that used serum bicarbonate level as the primary endpoint. We have engaged in discussions with the FDA regarding the design of our pivotal Phase 3 clinical trial, TRCA-301, and whether the use of serum bicarbonate as a surrogate endpoint is reasonably likely to predict clinical benefit. However, the FDA has discretion at any time, including during our NDA review, to determine whether there is support for the use of serum bicarbonate as a surrogate endpoint.
Key issues with our endpoint include uncertainty about the degree of change from baseline serum bicarbonate that will translate into improved clinical outcomes, the population in which such change is expected to translate into improved clinical outcomes, and the need for data supporting a causal relationship between serum bicarbonate concentration and clinical outcomes. As a result, we cannot be certain that FDA will ultimately conclude that the design and results of our pivotal Phase 3 clinical trial, TRCA-301, which uses changes from baseline in serum bicarbonate level as the primary endpoint, and our 40-week extension study, TRCA-301E, or that the design of the VALOR-CKD trial, will be sufficient for approval of veverimer.
Moreover, even if the FDA does find that changes from baseline in serum bicarbonate are sufficiently likely to predict clinical benefit for patients, the FDA may not agree that we have achieved the primary endpoint in our pivotal Phase 3 clinical trial, TRCA-301, to the magnitude or to the degree of statistical significance required by the FDA. Further, even if those requirements are satisfied, the FDA also could give overriding weight to inconsistent or otherwise confounding results on other efficacy endpoints or other results of the trial, including results on secondary and exploratory endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Regulatory authorities in other countries may take similar positions.
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
Even if a drug is approved by the FDA and/or foreign regulatory agencies, regulatory agencies may still impose significant restrictions on a product’s indicated uses or marketing or impose various ongoing requirements. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. In addition, if a drug receives approval through the FDA’s Accelerated Approval Program, it will be subject to special postmarketing requirements, including the completion of confirmatory postmarketing clinical trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory postmarketing trial with due diligence, a confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
If veverimer receives approval through the Accelerated Approval Program, it will be subject to ongoing regulatory requirements for conducting postmarketing clinical studies and trials, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we must conduct the confirmatory postmarketing trial in a diligent manner and we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for veverimer. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote veverimer for indications or uses for which it does not have FDA approval.
If veverimer receives approval through the Accelerated Approval Program but we fail to conduct the required confirmatory postmarketing trials with due diligence or such postmarketing trials fail to confirm veverimer’s clinical profile or risks and benefits, the FDA may withdraw its approval. If a regulatory agency discovers previously unknown problems with veverimer, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on the product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:
•issue warning letters;
•impose civil or criminal penalties;
•suspend regulatory approval;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;

•impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•seize or detain products or require a product recall.
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
We are seeking regulatory approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis and CKD and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing veverimer for other indications.
We are seeking FDA approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis and CKD, but we cannot be certain what indication and what labeling language will be approved for veverimer, if approved, until our NDA is reviewed and potentially as late as approval. If veverimer is approved through the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of veverimer has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a confirmatory postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and veverimer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
If we fail to comply or are found to have failed to comply with FDA and other laws and regulations related to the promotion of veverimer for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for veverimer, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable laws and regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of veverimer for unapproved uses. We also cannot be sure that our employees or contracted agents will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the federal civil False Claims Act, or FCA, the Prescription Drug Marketing Act, the criminal Anti-Kickback Statute, and other alleged violations in connection with the promotion of products for unapproved uses and government reimbursement (e.g. Medicare and/or Medicaid). Many of these investigations originate as “qui tam” actions under the FCA. Under the FCA, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, or other applicable prohibitions, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Individuals can also be subject to imprisonment, and we can be excluded from participating in federal health care programs, such as Medicare and Medicaid, which means our products may not be reimbursed by federal healthcare programs and other entities that participate in federal healthcare programs cannot contract with us. Any such exclusions, fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.
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
In order to market any product in the European Economic Area, or EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization. Before granting a Marketing Authorization, the competent agencies of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
It is unclear exactly how the United Kingdom’s exit of the European Union may affect the recognition of European-wide marketing authorizations by the United Kingdom, as this will be dependent on the outcome of ongoing negotiations between the European Union and the United Kingdom during the transition period which is expected to terminate on December 31, 2020.
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
We may be subject to healthcare laws, regulation and enforcement; our failure to comply with these laws or regulations, or our potential involvement in enforcement activities, could have a material adverse effect on our results of operations and financial conditions.
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other the other hand. A conviction for violation of the Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors, including, among others, the discount safe harbor, are the subject of possible reform. Any changes to the safe harbors may impact how we contract with customers in the future and impact our future pricing strategies with payers;

•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam (or “whistleblower”) actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented claims to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,181 to $22,363 per false claim or statement for penalties assessed after January 29, 2018, with respect to violations occurring after November 2, 2015. For example, among other things, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false or fraudulent claim to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, or collectively, HIPAA, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•under the HIPAA criminal federal healthcare fraud statute, it is a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, in connection with the delivery of or payment for health care benefits, items, or services;
•U.S. and European reporting requirements detailing interactions with and payments to healthcare providers, such as the U.S. federal Physician Payments Sunshine Act, which requires, among others, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties; and
•state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, foreign governments or governmental bodies, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, and several recently passed state laws that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; and

•state law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and FCA which may apply to items or services reimbursed by any third-party payers, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.
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
In addition, federal and state governments are active in regulating payments made by manufacturers to physicians. Some states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians. The evolving enforcement environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of veverimer. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recall, replacement, or discontinuance of veverimer; and
•additional record keeping.
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
In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the PPACA, which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been ongoing judicial and Congressional challenges to the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed at least two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, this decision is subject to further appeal and the courts are continuing to assess whether this means that the PPACA as a whole is unconstitutional. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer and those for which we may receive regulatory approval in the future.
If we fail to obtain and sustain an adequate level of coverage and reimbursement for veverimer by third-party payers, sales would be adversely affected.
While we expect patients who have metabolic acidosis and CKD to need chronic treatment, we anticipate that most patients will rely on coverage and reimbursement by a third-party payer, such as Medicare, Medicaid or a private health insurer, to pay for such treatment. There will be no commercially viable market for veverimer without coverage and reimbursement from third-party payers. Additionally, even if we obtain third-party payer coverage and reimbursement for veverimer, if the level of coverage and reimbursement is below our expectations, or if reimbursement requires stringent prior authorization or other forms of utilization management, our revenue and gross margins will be adversely affected.
Obtaining coverage and reimbursement for a product from a government or other third-party payer can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. We cannot be certain if and when we will obtain coverage to allow us to sell veverimer, if approved, into our target markets. Even if we do obtain coverage, third-party payers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from third-party payers vary depending on the payer, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products.
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
Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
We cannot be sure that coverage and reimbursement will be available for veverimer and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Reimbursement may impact the demand for, and the price of, veverimer, if approved. Assuming we obtain coverage for veverimer by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Although we may be able to provide co-pay assistance to some patients with commercial healthcare insurance, some commercial health insurance plans limit how this assistance may count towards a patient's deductible and other cost-sharing requirements. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with those medications. Patients are unlikely to use veverimer unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of veverimer. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
We expect to experience pricing pressures in connection with the sale of our product candidate due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and recent legislative proposals. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for veverimer, if approved.
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
Our success depends in part on our ability to develop, manufacture, market and sell veverimer, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that veverimer will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing veverimer. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to veverimer, which may ultimately be found to be infringed by the manufacture, sale, or use of veverimer. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, veverimer has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-

party patents. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of veverimer.
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
We are in the process of pursuing registered trademarks for a commercial trade name for veverimer in the United States and elsewhere and failure to secure such registrations could adversely affect our business.
We are in the process of pursuing registered trademarks for a commercial trade name for veverimer in the United States and elsewhere. During trademark registration proceedings, our trademark application may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, approval may be delayed or we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make products that are similar to veverimer but that are not covered by the claims of our patent rights;
•the patents of third parties may have an adverse effect on our business;

•we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we may own or that we exclusively license in the future may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by third parties, including our competitors, public interest groups, or investment firms that engage in short selling activities;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
The trading price of our common stock has been and is likely to continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•announcements of regulatory approval or a complete response letter to veverimer, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•announcements of therapeutic innovations or new products by us or our competitors;
•adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•adverse events experienced by the patient population taking veverimer, whether or not related to our product candidate;
•changes or developments in laws or regulations applicable to veverimer;
•changes in existing tax laws, treaties or regulations or the interpretations or enforcement thereof, or the enactment or adoption of new tax laws, regulations or policies;
•any adverse changes to our relationship with any manufacturers or suppliers;
•the success of our testing and clinical trials;
•the success of our efforts to scale-up and optimize our manufacturing process;

•the success of our efforts to acquire or license or discover additional product candidates, if any;
•any intellectual property infringement actions in which we may become involved;
•announcements concerning our competitors or the pharmaceutical industry in general;
•achievement of expected product sales and profitability;
•manufacture, supply or distribution shortages;
•actual or anticipated fluctuations in our operating results;
•changes in financial estimates or recommendations by securities analysts;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•general economic and market conditions and overall fluctuations in the United States equity markets; and
•the loss of any of our key scientific or management personnel.
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
If securities or industry analysts do not, or do not continue to, publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business, our stock price and trading volume could decline.
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

As of December 31, 2019, we had outstanding a total of 49,763,176 shares. All of our outstanding shares of common stock are currently freely tradable in the public market.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, or our Employee Stock Purchase Plan, or ESPP, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4.0% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year by the lesser of 1.0% of the number of shares of common stock outstanding on the first day of such fiscal year, 800,000 shares of our common stock or such lesser amount as is determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of December 31, 2019, holders of an aggregate of approximately 18.7 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2019, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 55.7% of our outstanding voting stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
•a classified board of directors with 3-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors, unless the board of directors determines by resolution that any such vacancy shall be filled by the affirmative vote of the stockholders;
•the prohibition on removal of directors without cause;

•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of at least 66 2⁄3% of the shares entitled to vote at an election of directors to adopt, amend or repeal certain provisions of our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.
We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15.0% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated certificate of incorporation, which became effective immediately prior to the completion of our IPO and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•We may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors and officers.
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
Certain of our executive officers are parties to severance arrangements that contain change in control and severance provisions providing for cash payments for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have incurred substantial losses during our history. Our ability to utilize net operating loss carryforwards is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 generally restricts the use of net operating loss carryforwards after an “ownership change.” If we have experienced or experience in the future an “ownership change” for purposes Section 382, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50.0% on a cumulative basis during a three-year period by persons or groups of persons owning 5.0% or more of our total equity value. We have not performed any analysis under Section 382 of the Code. As a result, uncertainty exists as to whether we may have undergone an ownership change in the past, whether as a result of our IPO or otherwise. We cannot provide any assurance that our net operating losses will be available. Accordingly, we could pay taxes earlier and/or in larger amounts than would be the case if the net operating losses were available to reduce federal income taxes without restriction.
As noted above under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements,” we anticipate that we will continue to incur losses for the foreseeable future. Our ability to utilize any future net operating losses may also be limited by the recently enacted Tax Cut and Jobs Act, or Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80.0% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Due to these changes under the Tax Act, or potential future ownership changes under Section 382 of the Code, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal office is currently located in South San Francisco, California. On August 14, 2019, we entered into an amendment to the existing operating lease which will result in a total of 46,074 square feet being leased in aggregate from the date the additional leased space become available, which is expected to be September 1, 2020. We believe that our existing facilities and other available properties will be sufficient to meet our needs for the foreseeable future.
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
As of February 27, 2020, there were 348 shareholders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business. Any future determination to pay dividends will be made at the discretion of our board of directors or any authorized committee thereof.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans will be included in our definitive Proxy Statement, to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Unregistered sales of equity securities
None.
Repurchases of Equity Securities
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

Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
6/28/18
9/28/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
Tricida, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we continue to expect to use the net proceeds from our IPO for supporting our activities for our NDA submission and approval process for veverimer (also known as TRC101), manufacturing activities related to veverimer, conducting our safety extension trial, TRCA-301E, and our confirmatory postmarketing trial, known as the VALOR-CKD (also known as TRCA-303) trial, commercial expenses related to veverimer, interest payments under our Loan and Security Agreement with Hercules Capital, Inc., and the remainder for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected financial and other data. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial and other data below in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017	2016	2015
Statements of Operations and Comprehensive Loss Data
Operating expenses:
Research and development	$133,028	$85,594	$35,906	$21,820	$10,068
General and administrative	45,796	18,001	11,216	5,363	2,878
Total operating expenses	178,824	103,595	47,122	27,183	12,946
Loss from operations	(178,824)	(103,595)	(47,122)	(27,183)	(12,946)
Change in fair value—preferred stock tranche obligation	—	—	5,649	(1,571)	1,160
Other income (expense), net	7,663	3,924	183	103	24
Interest expense	(5,744)	(3,137)	—	—	—
Loss before income taxes	(176,905)	(102,808)	(41,290)	(28,651)	(11,762)
Income tax benefit	92	—	—	—	—
Net loss	(176,813)	(102,808)	(41,290)	(28,651)	(11,762)
Net loss per share, basic and diluted	$(3.72)	$(4.64)	$(19.32)	$(15.69)	$(9.18)
Weighted-average number of shares outstanding, basic and diluted	47,521,237	22,146,192	2,137,690	1,826,040	1,281,585

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheets Data
Cash, cash equivalents and investments	$354,978	$243,365	$67,514	$26,450	$6,855
Working capital	272,979	229,543	58,202	18,963	5,336
Total assets	371,826	247,849	70,574	27,684	8,202
Total liabilities	107,943	53,324	11,545	8,429	2,445
Convertible preferred stock	—	—	147,070	66,883	25,023
Common stock	50	42	2	2	2
Accumulated deficit	(369,007)	(192,194)	(89,386)	(48,096)	(19,445)
Total stockholders’ equity (deficit)	263,883	194,525	(88,041)	(47,628)	(19,266)

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
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. We are a pharmaceutical company focused on the development and commercialization of our drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
There are currently no FDA-approved therapies for treating chronic metabolic acidosis. We estimate that metabolic acidosis affects approximately 3 million patients with CKD in the United States, and we believe that treating metabolic acidosis and slowing the progression of CKD in patients with metabolic acidosis represents a significant unmet medical need and market opportunity.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2034 in the United States, the European Union, Japan, China, India and certain other markets.
Veverimer is a low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. The size of veverimer prevents systemic absorption from the GI tract. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. The high amine content of veverimer provides proton binding capacity of approximately 10 mEq/gram of polymer. The size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for hydrochloric acid binding.
Our New Drug Application, or NDA, for veverimer as a chronic treatment for metabolic acidosis, is currently under review by the U.S. Food and Drug Administration, or FDA, through the Accelerated Approval Program. The FDA has indicated that it is currently planning to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the application. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. We are currently conducting a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), as part of the Accelerated Approval Program.
Results from our positive Phase 3, 12-week efficacy trial, TRCA-301, and a follow-on 40-week extension trial, TRCA-301E, formed the primary basis of our NDA submission. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). The TRCA-301E trial met its primary and all secondary endpoints. The Lancet published the results of the TRCA-301 trial in March 2019 and the results of the TRCA-301E trial in June 2019.
Tricida is led by a seasoned management team that includes the founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through December 31, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on

April 8, 2019, and net borrowing of $57.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $176.8 million, $102.8 million and $41.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $369.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:
•conduct clinical studies of veverimer, including the VALOR-CKD trial;
•optimize the scale-up of the manufacturing process and increase drug substance manufacturing for veverimer for planned clinical study materials, and upon a successful validation campaign, commercial launch materials;
•increase our research and development efforts;
•hire additional personnel;
•create additional infrastructure to support our product development;
•seek regulatory approval for veverimer;
•engage in commercial launch activities;
•maintain, expand and protect our intellectual property portfolio; and
•add operational, financial and management information systems to support ongoing operations, including operating as a public company.
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
Research and development expense consists primarily of costs associated with the development of veverimer and include salaries, benefits, travel and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions; expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development, optimization and scale-up expenses and the cost of acquiring and manufacturing clinical study materials and commercial materials; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
Results of Operations
The following table presents our results of operations for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	$	%	$	%
Operating expenses:
Research and development	$133,028	$85,594	$35,906	$47,434	55%	$49,688	138%
General and administrative	45,796	18,001	11,216	27,795	154%	6,785	60%
Total operating expenses	178,824	103,595	47,122	75,229	73%	56,473	120%
Loss from operations	(178,824)	(103,595)	(47,122)	(75,229)	73%	(56,473)	120%
Change in fair value—preferred stock tranche obligation	—	—	5,649	—	N/M	(5,649)	(100)%
Other income (expense), net	7,663	3,924	183	3,739	95%	3,741	N/M
Interest expense	(5,744)	(3,137)	—	(2,607)	83%	(3,137)	N/M
Loss before income taxes	(176,905)	(102,808)	(41,290)	(74,097)	72%	(61,518)	149%
Income tax benefit	92	—	—	92	N/M	—	N/M
Net loss	$(176,813)	$(102,808)	$(41,290)	$(74,005)	72%	$(61,518)	149%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	$	%	$	%
Clinical development costs	$99,961	$68,483	$28,774	$31,478	46%	$39,709	138%
Personnel and related costs	14,840	10,466	5,127	4,374	42%	5,339	104%
Stock-based compensation expense	13,547	2,643	379	10,904	413%	2,264	N/M
Other research and development costs	4,680	4,002	1,626	678	17%	2,376	146%
Total research and development expense	$133,028	$85,594	$35,906	$47,434	55%	$49,688	138%

Research and development expense increased by $47.4 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. The increase was due to activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $31.5 million related to our VALOR-CKD trial, scale-up costs related to the optimization of our manufacturing process and the veverimer NDA application fee, partially offset by reduced expenditures associated with our TRCA-301 trial completed in May 2018, our drug-drug interaction studies completed in March 2019 and our TRCA-301E trial completed in March 2019; increased personnel and related costs of $4.4 million related to headcount growth; increased stock-based compensation expense of $10.9 million related to headcount growth, performance awards granted in 2019 and higher fair values of awards granted; and increased other research and development costs of $0.7 million, primarily related to facilities and office expenses.
Research and development expense increased by $49.7 million for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was due to activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $39.7 million related to initiation and enrollment of our VALOR-CKD trial, our TRCA-301E trial and our drug-drug interaction studies, scale-up costs related to the optimization of our manufacturing process and drug substance manufacturing; increased personnel and related costs of $5.3 million related to headcount growth; increased stock-based compensation expense of $2.3 million related to headcount growth and higher fair values of awards granted; and increased other research and development costs of $2.4 million, primarily related to facilities and office expenses.
General and Administrative Expense
The following table presents our general and administrative expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(in thousands)	2019	2018	2017	$	%	$	%
Personnel and related costs	$12,441	$6,760	$5,886	$5,681	84%	$874	15%
Stock-based compensation expense	11,621	2,509	497	9,112	363%	2,012	405%
Other general and administrative costs	21,734	8,732	4,833	13,002	149%	3,899	81%
Total general and administration expense	$45,796	$18,001	$11,216	$27,795	154%	$6,785	60%
General and administrative expense increased by $27.8 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. The increase was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $5.7 million primarily due to headcount growth; increased stock-based compensation expense of $9.1 million due to headcount growth, performance awards granted in 2019 and higher fair value of awards granted; and additional other general and administrative costs of $13.0 million, which primarily related to pre-commercialization costs, legal services and business insurance premium.
General and administrative expense increased by $6.8 million for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was due to activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $0.9 million primarily related to headcount growth, increased stock-based compensation expense of $2.0 million due to headcount growth and higher fair values of awards granted and additional other general and administrative expenses of $3.9 million, which primarily related to legal and audit services, facilities and office expenses.
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
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through December 31, 2019, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net borrowing of $57.1 million under the Term Loan. As of December 31, 2019, we had cash, cash equivalents and short-term and long-term investments of $355.0 million.
Hercules Loan and Security Agreement

On February 28, 2018, we entered into the Term Loan with Hercules. The Term Loan provided for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance-based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, we entered into the second amendment to the Term Loan with Hercules, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Term Loan continued to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance-based milestones. The second tranche was reduced from $25.0 million to $15.0 million and was funded on December 28, 2018.
On March 27, 2019, we modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan was increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan was extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan at the date of modification remains outstanding, and additional tranches of $20.0 million and $15.0 million available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that we obtain final approval from the FDA for the NDA for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon our request and the approval of Hercules' investment committee. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.
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
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $369.0 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•our ability to initiate, and the progress and results of, our planned clinical studies of veverimer;
•the timing and outcome of regulatory reviews of veverimer;
•the findings of the FDA during their routine inspections of our facility and the facilities of our contract manufacturers and clinical trial sites during the NDA review process and our ability to promptly and adequately address any such findings;
•the revenue, if any, received from commercial sales of veverimer for which we may receive regulatory approval;
•our ability to maintain and enforce our intellectual property rights and defend any intellectual property-related claims;
•the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer,   and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement we entered into with Patheon Austria GmbH & Co KG on October 4, 2019;
•the costs, timing and success of future commercialization activities, including product manufacturing, marketing, sales and distribution, for veverimer if we receive regulatory approval and do not partner for commercialization; and
•the extent to which we acquire or in-license other products and technologies.
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

On July 2, 2018, we completed our IPO and issued and sold an aggregate of 13,455,000 shares of common stock, including the underwriters’ exercise in full of their over-allotment option, a public offering price of $19.00 per share. Net proceeds were approximately $237.7 million, after deducting underwriting discounts and commissions.
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
Cash Flows
The following table summarizes the net cash flow activity for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in)
Operating activities	$(129,590)	$(94,856)	$(40,401)
Investing activities	(127,498)	(148,354)	(37,947)
Financing activities	238,490	270,608	82,440
Net increase (decrease) in cash and cash equivalents	$(18,598)	$27,398	$4,092
Cash Used in Operating Activities
During the year ended December 31, 2019, cash used in operating activities was $129.6 million, which consisted of a net loss of $176.8 million, adjusted by non-cash charges of $26.1 million and changes in our operating assets and liabilities of $21.1 million. The non-cash charges consisted primarily of stock-based compensation of $25.2 million, amortization of Term Loan discount and issuance costs of $2.2 million, amortization of operating lease right-of-use assets of $1.0 million, changes in fair value of compound derivative liability and warrants of $0.8 million and depreciation and amortization of $0.8 million, partially offset by net amortization of premiums and discounts on investments of $3.7 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $26.0 million, partially offset by a decrease in accounts payable of $2.6 million, an increase in prepaid expenses and other assets of $1.5 million and a decrease in operating lease liabilities of $0.7 million.
During the year ended December 31, 2018, cash used in operating activities was $94.9 million, which consisted of a net loss of $102.8 million, adjusted by non-cash charges of $5.8 million and changes in our operating assets and liabilities of $2.1 million. The non-cash charges consisted primarily of stock-based compensation of $5.2 million, amortization of Term Loan discount and issuance costs of $1.3 million and depreciation and amortization of $0.6 million, partially offset by net amortization of premiums and discounts on investments of $1.1 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts payable of $4.6 million, partially offset by an increase in prepaid expenses and other assets of $1.3 million and a decrease in accrued expenses and other current liabilities of $1.1 million.
During the year ended December 31, 2017, cash used in operating activities was $40.4 million, which consisted of a net loss of $41.3 million, adjusted by changes in our operating assets and liabilities of $5.4 million and non-cash charges of $4.5 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $4.8 million and an increase in accounts payable of $1.8 million, partially offset by an increase in prepaid and other assets of $1.2 million. The non-cash charges consisted primarily of changes in the fair value of our preferred stock tranche financing obligation by $5.6 million, partially offset by stock-based compensation of $0.9 million and depreciation and amortization of $0.3 million.

Cash Used in Investing Activities
Net cash used in investing activities was $127.5 million, $148.4 million and $37.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net cash used in investing activities during the year ended December 31, 2019 was primarily due to purchases of investments of $497.5 million and purchases of property and equipment of $1.4 million, partially offset by maturities of investments of $371.4 million. The net cash used in investing activities during the year ended December 31, 2018 was primarily due to purchases of investments of $233.9 million and purchases of property and equipment of $0.9 million, partially offset by maturities of investments of $86.4 million. The net cash used in investing activities during the year ended December 31, 2017 was primarily due to purchases of investments of $76.8 million and purchases of property and equipment of $1.0 million, partially offset by maturities of investments of $39.9 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $238.5 million, $270.6 million and $82.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net cash provided by financing activities during the year ended December 31, 2019 was primarily the result of net proceeds from our equity offering of $217.9 million, the Term Loan funding, net of issuance costs, of $18.6 million and proceeds from the issuance of common stock under equity incentive plans of $3.0 million, partially offset by payments of offering costs of $0.9 million. The net cash provided by financing activities during the year ended December 31, 2018 was primarily the result of net proceeds from our IPO of $237.7 million, the Term Loan funding, net of issuance costs, of $38.5 million and proceeds from the issuance of common stock under equity incentive plans of $0.6 million, partially offset by payments of offering costs of $6.6 million. The net cash provided by financing activities during the year ended December 31, 2017 was the result of net proceeds from our sale of convertible preferred stock which comprised of $25.2 million of Series C convertible preferred stock, net of issuance costs of $65,000 and $57.3 million of Series D convertible preferred stock, net of issuance costs of $0.3 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.
Contractual Obligations
We have contractual obligations from our operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table summarizes our contractual obligations as of December 31, 2019.

	December 31, 2019
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Term Loan(1)	$72,865	$5,038	$47,934	$19,893	$—
Lease obligations(2)	20,774	1,309	5,018	5,953	8,494
Tenant improvement loan	140	93	47	—	—
Manufacturing and service contracts(3)	600,269	64,354	83,107	113,202	339,606
Total contractual obligations and commitments	$694,048	$70,794	$136,106	$139,048	$348,100
(1)The long-term debt obligation is comprised of the Third Amended to the Loan and Security Agreement that was executed during March 2019.
(2)These amounts are comprised of the rent payments on our existing lease and on the third amendment to the existing operating lease which will commence on September 2020 under our amended lease that was executed on August 14, 2019.
(3)The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Commercial Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

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
While our significant accounting policies are more fully described in Note 2. "Summary of Significant Accounting Policies" to our financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies related to (i) research and development expenses and (ii) stock-based compensation involve significant judgments and estimates used in the preparation of our financial statements.
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
Stock-Based Compensation
Stock-based compensation expense represents the grant-date fair value of awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis or by using an accelerated attribution method for awards with a performance condition. For stock options and shares purchased under our Employee Stock Purchase Plan, or ESPP, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For restricted stock units, or RSUs, the grant-date fair value is the closing price of our common stock on the date of grant as reported on The Nasdaq Global Select Market.

The Black-Scholes option-pricing model requires the derivation and use of subjective assumptions to determine the estimated fair value of stock option awards. These assumptions include:
•Expected Term—We have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore we use the simplified method for estimating the expected term of stock option grants. Under this approach, the weighted-average expected term is presumed to be the average of the vesting term and the contractual term of the option.
•Expected Volatility— Beginning in the fourth fiscal quarter of 2019, expected volatility is estimated using a weighted-average historical volatility for our common stock and the historical volatility of the common stock of a representative group of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Prior to the fourth fiscal quarter of 2019, since our common stock did not have significant trading history, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to use comparable company information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the award.
•Dividend Yield—We have not paid dividends on our common stock and do not anticipate paying dividends for the foreseeable future, and we therefore used an expected dividend yield of zero.
In addition to the Black-Scholes assumptions, we include an estimated forfeiture rate in the calculation of stock-based compensation related to stock options and RSUs based on an analysis of our actual forfeitures. We evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors at each reporting period and when we find that actual forfeitures differ materially from our estimates, we record a cumulative adjustment to stock-based compensation expense in that reporting period.
We expect the impact of our stock-based compensation expense to continue to grow in future periods due to the potential increases in the value of our common stock and the number of awards we expect to grant.
We issue incentive and non-statutory stock options and RSUs under the 2018 Equity Incentive Plan, or 2018 Plan, to certain directors, officers, employees and consultants in consideration for services provided to us. Generally, incentive stock options and non-statutory stock options granted under the 2018 Plan have provided for vesting over a four-year period from either the date of grant or the commencement of service. To date, all RSUs have been granted to directors and vest on the earlier of the one-year anniversary of the award's date of grant, or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant. The 2018 Plan allows the option holders to exercise their options prior to vesting. Unvested common stock is issued upon the early exercise of options and are subject to repurchase by us at the original exercise price at our option.
Recent Accounting Pronouncements
For details regarding recent accounting pronouncements, see Note 2. "Summary of Significant Accounting Policies" to our financial statements included in this Annual Report on Form 10-K.

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
The primary objective of our investment activities is to preserve capital to fund our operations. We classify our short-term and long-term investments as available-for-sale in our financial statements. Available-for-sale investments are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses on the sale of all such securities are reported in other income (expense), net and computed using the specific identification method. For the years ended December 31, 2019, 2018 and 2017 there were no realized gains or losses on these securities. The Company’s investments are in U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities. Pursuant to the company’s investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent.
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

ITEM 8. FINANCIAL STATEMENTS
TRICIDA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tricida, Inc.:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tricida, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the financial statements, the Company changed its method for accounting for leases in 2019 as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the alternative modified transition method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical and nonclinical study costs
Description of the Matter	During 2019, the Company incurred $133.0 million for research and development expenses and as of December 31, 2019 accrued $8.3 million for clinical and nonclinical study costs. As described in Note 2 of the Financial Statements, a substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon estimates of actual work completed in accordance with signed agreements. The Company estimates the cost of the services not yet invoiced by these service organizations through discussions and other correspondence with internal personnel and the service organizations as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

Auditing management’s accounting for accrued clinical and nonclinical study costs is especially challenging because the evaluation is dependent upon a high-volume of data and input exchanged between clinical personnel and third-party service providers, such as the number of sites activated, the number of patients enrolled, the number of patient visits, which is tracked in spreadsheets and other end user computing programs.

Additionally, due to the long duration of clinical-related development activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires application of judgment by management. Any delays in the receipt of information related to certain activities in determining the progress to completion of specific tasks conducted for each project can increase the risk of inaccurate assumptions applied to project completion when establishing the cut-off and concluding completeness of costs to be accrued for.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for accrued clinical and nonclinical study expenses, including controls over management’s review of clinical trial progress in comparison to budgets and invoices received from third parties, and over the completeness and accuracy of data used in the accrual determination.

To test accrued clinical and nonclinical study expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We inspected the terms and conditions of material vendor contracts and change orders, assessed patient visits, pass-through costs, and clinical site costs, and audited the cost models to track progress on service agreements. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred, and obtaining external confirmation of key terms and conditions and other key inputs to the accrual calculation, such as the number of patient visits and number of sites activated, for a sample of contracts. Further, we inspected invoices received from third parties after the balance sheet date and performed a lookback analysis to evaluate the completeness of clinical and nonclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Redwood City, California
March 2, 2020

TRICIDA, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,574	$37,172
Short-term investments	289,424	203,906
Prepaid expenses and other current assets	4,744	3,269
Total current assets	312,742	244,347
Long-term investments	46,980	2,287
Property and equipment, net	2,728	1,215
Operating lease right-of-use assets	9,376	—
Total assets	$371,826	$247,849
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,911	$8,460
Current operating lease liabilities	1,072	—
Accrued expenses and other current liabilities	32,780	6,344
Total current liabilities	39,763	14,804
Term Loan	58,374	38,071
Non-current operating lease liabilities	8,783	—
Other long-term liabilities	1,023	449
Total liabilities	107,943	53,324
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock,$0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 49,763,176 and 42,148,247 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	50	42
Additional paid-in capital	632,647	386,830
Accumulated other comprehensive income (loss)	193	(153)
Accumulated deficit	(369,007)	(192,194)
Total stockholders’ equity	263,883	194,525
Total liabilities and stockholders’ equity	$371,826	$247,849
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$133,028	$85,594	$35,906
General and administrative	45,796	18,001	11,216
Total operating expenses	178,824	103,595	47,122
Loss from operations	(178,824)	(103,595)	(47,122)
Change in fair value—preferred stock tranche obligation	—	—	5,649
Other income (expense), net	7,663	3,924	183
Interest expense	(5,744)	(3,137)	—
Loss before income taxes	(176,905)	(102,808)	(41,290)
Income tax benefit	92	—	—
Net loss	(176,813)	(102,808)	(41,290)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale-investments, net of tax	346	(140)	(13)
Total comprehensive loss	$(176,467)	$(102,948)	$(41,303)
Net loss per share, basic and diluted	$(3.72)	$(4.64)	$(19.32)
Weighted-average number of shares outstanding, basic and diluted	47,521,237	22,146,192	2,137,690
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Shares	Amount	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Shares	Amount
Balance at December 31, 2016	63,361,895	$66,883	2,256,530	$2	$466	$—	$(48,096)	$(47,628)
Issuance of Series C convertible preferred stock–for cash at $1.55 per share, net of $65 issuance cost and settlement of the preferred stock obligation of $2,278	16,274,192	22,882	—	—	—	—	—	—
Issuance of Series D convertible preferred stock–for cash at $2.35 per share net of $255 issuance cost	24,493,615	57,305	—	—	—	—	—	—
Issuance of common stock under equity incentive plans	—	—	16,079	—	14	—	—	14
Stock-based compensation	—	—	—	—	876	—	—	876
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(41,290)	(41,290)
Balance at December 31, 2017	104,129,702	147,070	2,272,609	2	1,356	(13)	(89,386)	(88,041)
Issuance of Series A convertible preferred stock upon exercise of warrant	95,936	458	—	—	—	—	—	—
Conversion of convertible preferred shares to common stock	(104,225,638)	(147,528)	26,187,321	26	147,502	—	—	147,528
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	—	—	13,455,000	13	231,173	—	—	231,186
Reclassification of common stock warrant liability to equity	—	—	—	—	194	—	—	194
Issuance of warrant in connection with Term Loan	—	—	—	—	884	—	—	884
Issuance of common stock under equity incentive plans	—	—	233,317	1	569	—	—	570
Stock-based compensation	—	—	—	—	5,152	—	—	5,152
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(102,808)	(102,808)
Balance at December 31, 2018	—	—	42,148,247	42	386,830	(153)	(192,194)	194,525
Issuance of common stock in connection with public offering, net of underwriter discounts and issuance costs	—	—	6,440,000	6	217,003	—	—	217,009
Issuance of warrants in connection with Term Loan	—	—	—	—	535	—	—	535
Issuance of common stock under equity incentive plans	—	—	1,174,929	2	3,111	—	—	3,113
Stock-based compensation	—	—	—	—	25,168	—	—	25,168
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	(176,813)	(176,813)
Balance at December 31, 2019	—	$—	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(176,813)	$(102,808)	$(41,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757	618	335
Amortization of operating lease right-of-use assets	964	—	—
Accretion (amortization) of premiums and discounts on investments	(3,698)	(1,094)	(42)
Amortization of Term Loan discount and issuance costs	2,173	1,316	—
Stock-based compensation	25,168	5,152	876
Changes in fair value of compound derivative liability and warrants	816	(188)	—
Changes in fair value of preferred stock tranche obligation	—	—	(5,649)
Other non-cash items	(92)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,492)	(1,338)	(1,157)
Accounts payable	(2,621)	4,573	1,757
Accrued expenses and other liabilities	25,955	(1,087)	4,769
Operating lease liabilities	(707)	—	—
Net cash used in operating activities	(129,590)	(94,856)	(40,401)
Investing activities:
Purchase of investments	(497,492)	(233,928)	(76,846)
Maturities of investments	371,417	86,429	39,903
Purchase of property and equipment	(1,423)	(855)	(1,004)
Net cash used in investing activities	(127,498)	(148,354)	(37,947)
Financing activities:
Proceeds from equity offerings, net	217,930	237,750	—
Payments of offering costs	(921)	(6,564)	—
Proceeds from exercise of common stock under equity incentive plans	3,036	632	14
Proceeds from issuance of convertible preferred stock, net	—	85	82,465
Proceeds from leasehold improvement loan	—	276	—
Repayments of leasehold improvement loan	(106)	(113)	(39)
Proceeds (payments) under Term Loan, net	18,551	38,542	—
Net cash provided by financing activities	238,490	270,608	82,440
Net increase (decrease) in cash and cash equivalents	(18,598)	27,398	4,092
Cash and cash equivalents at beginning of year	37,172	9,774	5,682
Cash and cash equivalents at end of year	$18,574	$37,172	$9,774
Supplemental disclosures
Cash paid for interest	$3,348	$1,612	$—
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$8,084	$—	$—
Warrants and compound derivative liability related to Term Loan	$535	$1,693	$—
Purchase of property and equipment in accounts payable and accrued expenses	$820	$27	$—
Series C fair value of preferred stock obligation upon closing	$—	$—	$2,278
See accompanying notes to financial statements.

TRICIDA, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc, or the Company, was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013, or inception. The Company is focused on the development and commercialization of its drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through December 31, 2019, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company recognizes that it may need to raise additional capital to fully implement its business plan, and if market conditions are favorable or if the Company identifies specific strategic opportunities or needs, intends to do so through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels or on reasonable terms, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation— The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents—All highly liquid investments with maturities at the date of purchase of three months or less are classified as cash equivalents. There are no restrictions on cash and cash equivalents.
Investments—The Company's investments are in U.S. government securities, commercial paper, corporate debt securities and asset-backed securities. All investments with maturities of greater than three months at the date of purchase and maturities of less than one year at the reporting date are classified as short-term investments, while investments with maturities of a year or more at the reporting date are classified as long-term investments. The Company has classified its investments as available-for-sale in the accompanying financial statements. Available-for-sale investments are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on the sale of all such securities are reported in other income (expense), net and are computed using the specific identification method.
All of the Company's investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of investments below the cost basis is judged to be other-than-temporary and would mark the security to market through a change to the statement of operations and comprehensive loss. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. There were no investments deemed to be impaired as of December 31, 2019.
Concentration of Credit Risk and Other Risks and Uncertainties—Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents, short-term and long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to those financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, short-term and long-term investments and by the issuers of the securities to the extent recorded in the balance sheet.
The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs and prepare for the commercial launch of veverimer. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredient and drug product related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.
Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, which is three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their estimated useful economic lives.
Impairment of Long-Lived Assets—Long-lived assets consist of property and equipment. The Company assesses potential impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recognized any impairment losses in the years ended December 31, 2019, 2018 and 2017.
Deferred Offering Costs—The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the statements of convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the equity financing.
Clinical and Manufacturing Accruals—The Company records accruals for the estimated costs of research, nonclinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through the review of contracts and subsequent discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.
The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from information provided as part of its clinical and nonclinical studies and other third-party vendors. For the three years ended December 31, 2019, 2018, and 2017, there have been no material differences from the Company’s accrued estimated expenses to the actual clinical trial and manufacturing expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, the actual services performed, and the amount of manufactured drug substance and/or drug product, and related costs may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its financial position and results of operations.

Leases—The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right-of-use, or ROU, assets; current operating lease liabilities; and non-current operating lease liabilities on its balance sheets. The Company currently does not have any finance leases.
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
Convertible Preferred Stock—The Company recorded all shares of convertible preferred stock at their respective fair values, net of issuance costs, on the dates of issuance. Upon the closing of the Initial Public Offering, or IPO, on July 2, 2018, the 104,225,638 shares of convertible preferred stock outstanding were automatically converted into 26,187,321 shares of common stock.
Warrants—The Company issued freestanding warrants to purchase shares of common stock in connection with its Term Loan. The warrants are recorded at fair value using the Black-Scholes option pricing model. See Note 6 "Borrowings" to these financial statements for additional details.
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
Stock-Based Compensation—Stock-based compensation expense represents the grant-date fair value of awards recognized on a straight-line basis or by using an accelerated attribution method for awards with performance conditions over the employee's requisite service period (generally the vesting period). The Black-Scholes option-pricing model is used to calculate stock-based compensation expense for stock option awards and shares purchased under the Employee Stock Purchase Plan, or ESPP. For restricted stock units, or RSUs, the grant-date fair value is the closing price of the Company's common stock on the date of grant as reported on The Nasdaq Global Select Market. Because stock compensation expense is an estimate of awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
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
Comprehensive Loss—Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized gains or losses on the Company’s available-for-sale investments. These changes in stockholders' equity are reflected net of tax.
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
Recent Accounting Pronouncements
Adopted Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Topic 842, which amended prior accounting standards for leases. The Company adopted Topic 842 on January 1, 2019, using the alternative modified transition method, which applies the standard as of the effective date and therefore, the Company has not applied the standard to the comparative periods presented on the Company's financial statements.
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
As a lessee, the primary impact of the adoption of Topic 842 was the recognition of operating lease ROU assets of $2.3 million and operating lease liabilities of $2.5 million on its balance sheet as of January 1, 2019. See Note 4 "Leases" for additional details.
Standards Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 implements an impairment model, known as the current expected credit loss model, based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize, as an allowance, its estimate of expected credit losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 will have a significant impact on its financial statements.
In September 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC Topic 820, Fair Value Measurement and Disclosures, or ASU 2018-13. The FASB issued final guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Under the ASU, entities will no longer be required to disclose the amount of transfers between Level 1 and Level 2 of the fair value hierarchy. Public companies will be required to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2020. The Company does not expect the adoption of ASU 2018-13 will have a significant impact on its financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 will have a significant impact on its financial statements.
NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in Topic 820 issued by the FASB. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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
The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of the reporting period. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2019 and 2018.
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts payable and the Term Loan with Hercules.

Cash, cash equivalents and investments are reported at their respective fair values on Company's balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable, the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of December 31, 2019 and 2018.

	December 31, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$1,393	$—	$—	$1,393	$1,393	$—	$—
Level 1:
Money market fund	17,181	—	—	17,181	17,181	—	—
Level 2:
U.S. government agency securities	40,741	6	(14)	40,733	—	19,990	20,743
Commercial paper	108,248	107	(2)	108,353	—	108,353	—
Corporate debt securities	185,569	205	(20)	185,754	—	159,517	26,237
Asset-backed securities	1,561	3	—	1,564	—	1,564	—
Subtotal	336,119	321	(36)	336,404	—	289,424	46,980
Total assets measured at fair value	$354,693	$321	$(36)	$354,978	$18,574	$289,424	$46,980

	December 31, 2018
					Reported as:
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$3,021	$—	$—	$3,021	$3,021	$—	$—
Level 1:
Money market fund	33,154	—	—	33,154	33,154	—	—
Level 2:
Commercial paper	68,467	—	(63)	68,404	997	67,407	—
Corporate debt securities	89,038	4	(63)	88,979	—	86,692	2,287
Asset-backed securities	49,838	3	(34)	49,807	—	49,807	—
Subtotal	207,343	7	(160)	207,190	997	203,906	2,287
Total assets measured at fair value	$243,518	$7	$(160)	$243,365	$37,172	$203,906	$2,287
Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $8.7 million, $3.5 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. There were no gross realized gains and gross realized losses for the years presented.

The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$24,235	$(14)	$—	$—
Commercial paper	5,426	(2)	67,407	(63)
Corporate debt securities	38,668	(20)	85,699	(63)
Asset-backed securities	—	—	36,730	(34)
Total	$68,329	$(36)	$189,836	$(160)
The Company held a total of 18 and 48 positions which were in an unrealized loss position as of December 31, 2019 and 2018, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. As of December 31, 2019, unrealized losses on available-for-sale investments were not attributable to credit risk. The Company determined that there were no other-than-temporary impairments as of December 31, 2019 and 2018 because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of December 31, 2019.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$289,156	$289,424
Mature in one to five years	46,963	46,980
Total	$336,119	$336,404
The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs for the years ended December 31, 2019 and 2018.

	2019	2018
(in thousands)	Compound Derivative Liability	Compound Derivative Liability	Warrant Liability
Fair value at beginning of year	$161	$—	$106
Additions	—	654	156
Change in fair value	816	(493)	305
Reclassification to equity	—	—	(194)
Issuance of convertible preferred stock on exercise of warrant	—	—	(373)
Fair value at end of year	$977	$161	$—
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of December 31, 2019.

	December 31, 2019
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Input
Compound derivative liability	$977	Discounted cash flow	Discount rate	10.7%
			Probability of the occurrence of certain events	20.0%
Term Loan
The estimated fair value of the Term Loan was $59.2 million and $37.8 million as of December 31, 2019 and 2018, respectively, and is classified as Level 3. The key valuation assumptions used to calculate the fair value of the Term Loan as of December 31, 2019 consist of the discount rate of 10.7% and the probability of occurrence of certain events of 20.0%.

NOTE 4. LEASES
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
On August 14, 2019, the Company entered into a third amendment to the existing operating lease which will extend the leased space by an additional 19,177 square feet, or Second Expansion Premises, and will result in a total of 46,074 square feet being leased in aggregate. The operating lease for the Second Expansion Premises will commence on the date they are delivered to the Company, which is expected to be September 1, 2020 (the Second Expansion Premises Commencement Date). In conjunction with the third amendment, the Company also agreed to lease 5,569 square feet of temporary office space effective August 15, 2019 to the Second Expansion Premises Commencement Date. The third amendment will extend the lease by 84 months from the Second Expansion Premises Commencement Date, with an option to extend the lease for an additional 36 months subject to certain conditions. The Company determined that the Second Expansion Premises shall be accounted for as a new lease at the Second Expansion Premises Commencement Date. Further, the Company determined that the amendment to the existing operating lease and temporary office space shall be accounted as a lease modification as of September 30, 2019. The Company recognized an operating lease ROU asset of $8.1 million and operating lease liability of $8.1 million on its balance sheet upon the execution of the third amendment on August 14, 2019, and will measure and record an additional ROU asset and operating lease liability for the Second Expansion Premises upon the Second Expansion Premises Commencement Date.
Operating lease expense was $1.3 million, $1.0 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017. Operating cash flows for the year ended December 31, 2019 included $1.1 million in cash payments for operating leases. Expense related to short-term leases was not significant for the year ended December 31, 2019.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2019.

(in thousands)	December 31, 2019
2020	$1,108
2021	1,377
2022	1,662
2023 and thereafter	8,434
Total lease payments(1)	12,581
Less: imputed interest	(2,726)
Total operating lease liabilities	$9,855
(1) As noted above, the operating lease for the Second Expansion Premises will commence in fiscal year 2020 and therefore the lease related to the Second Expansion Premises is not recognized on the balance sheet as of December 31, 2019. As of December 31, 2019, future minimum lease payments related to the Second Expansion Premises are expected to be $8.2 million over the lease term of 7.0 years.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted average incremental borrowing rate used to determine the operating lease liabilities as of December 31, 2019 was 6.0%. The Company's weighted average remaining lease term was 7.7 years as of December 31, 2019.

ASC Topic 840 Disclosures
The Company elected the alternative modified transition method. The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2018 as previously disclosed under prior lease accounting standards.

(in thousands)	December 31, 2018
2019	$1,076
2020	1,108
2021	562
2022 and thereafter	—
Total future minimum lease payments	$2,746

NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of December 31, 2019 and 2018.

(in thousands)	December 31, 2019	December 31, 2018
Furniture and fixtures	$265	$193
Computer and lab equipment	3,867	1,888
Leasehold improvements	1,244	1,055
	5,376	3,136
Less: accumulated depreciation and amortization	(2,648)	(1,921)
Total property and equipment, net	$2,728	$1,215
Depreciation and amortization expense was approximately $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of December 31, 2019 and 2018.

(in thousands)	December 31, 2019	December 31, 2018
Accrued clinical and nonclinical study costs	$8,343	$2,168
Accrued contract manufacturing	17,343	1,676
Accrued compensation	3,367	1,565
Accrued professional fees and other	3,727	935
Total accrued expenses and other current liabilities	$32,780	$6,344

NOTE 6. BORROWINGS
Term Loan
On February 28, 2018, the Company entered into the Term Loan with Hercules. The Term Loan provided for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance-based milestones. The first tranche, in the amount of $25.0 million, was funded on the closing date of the Term Loan.
On October 15, 2018, the Company and Hercules entered into the second amendment to the Term Loan, which amended certain terms of the Term Loan. After giving effect to the second amendment, the Term Loan continued to provide for a loan in an aggregate principal amount of up to $100.0 million to be funded in five tranches subject to certain performance-based milestones. The second tranche was reduced from $25.0 million to $15.0 million and was funded on December 28, 2018. The Company accounted for the second amendment as a modification to the existing Term Loan.
On March 27, 2019, the Company modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan is increased from up to $100.0 million to up to $200.00 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan is extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million principal outstanding under the Term Loan at the date of the modification remains outstanding, and additional tranches of $20.0 million and $15.0 million will be available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that the Company obtains final approval from the U.S. Food and Drug Administration, or FDA, for the New Drug Application, or NDA, for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon request by the Company and the approval of Hercules' investment committee. The Company accounted for the third amendment as a modification to the existing Term Loan. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.
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
Warrants
In conjunction with the Term Loan entered into on February 28, 2018, the Company issued a warrant to Hercules to purchase 53,458 shares of its common stock with an exercise price of $9.35 per share. The estimated fair value of the warrant at the date of issuance was approximately $0.2 million. The fair value of the common stock warrant liability was determined using the probability-weighted expected return method. It was recorded at its fair value at inception and was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the accompanying statements of operations and comprehensive loss.
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
In conjunction with the third amendment, the Company issued warrants to Hercules to purchase 16,721 shares of its common stock with an exercise price of $23.92 per share. The common stock warrants were recorded in stockholders' equity (deficit) at their fair value of approximately $0.3 million on March 27, 2019. The fair value of the common stock warrants were determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 75.0%, risk-free rate of 2.3% and stock price based on the March 27, 2019 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
In connection with the funding of the third tranche on December 13, 2019, or the issuance date, the Company issued to Hercules a warrant to purchase 8,361 shares of its common stock at an exercise price of $23.92 per share. The common stock warrant was recorded in stockholders' equity (deficit) at its fair value of approximately $0.3 million on the issuance date. The fair value of the common stock warrants was determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 72.7%, risk-free rate of 1.8% and stock price based on the December 13, 2019 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
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
As of December 31, 2019, the Company calculated the fair values of the compound derivative using the “with and without” method under the income approach by computing the difference between the fair value of the Term Loan with the compound derivative and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 10.7% and the probability of the occurrence of certain events of 20%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $1.0 million and was classified as other long-term liabilities on the balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of December 31, 2019 and 2018, there were unamortized issuance costs and debt discounts of $3.6 million and $2.7 million, respectively, which were recorded as a direct deduction from the Term Loan on the balance sheets.

The following table presents future payments of principal and interest on the Term Loan as of December 31, 2019.

(in thousands)	December 31, 2019
2020	$5,038
2021	21,259
2022	26,675
2023	19,893
72,865
Less: amount representing interest	(12,865)
Present value of Term Loan	60,000
Less: current portion	—
Long-term portion of Term Loan	$60,000

NOTE 7. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations from its operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2019.

	December 31, 2019
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Term Loan(1)	$72,865	$5,038	$47,934	$19,893	$—
Lease obligations(2)	20,774	1,309	5,018	5,953	8,494
Tenant improvement loan	140	93	47	—	—
Manufacturing and service contracts(3)	600,269	64,354	83,107	113,202	339,606
Total contractual obligations and commitments	$694,048	$70,794	$136,106	$139,048	$348,100
(1)The long-term debt obligation is comprised of the Third Amended to the Loan and Security Agreement that was executed during March 2019.
(2)These amounts are comprised of the rent payments on our existing lease and on the Second Expansion Premises which will commence on September 2020 under our amended lease that was executed on August 14, 2019.
(3)The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Commercial Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

Facilities
On August 14, 2019, the Company extended the lease for its offices and laboratory space in South San Francisco. See Note 4. "Leases" for additional information about this lease.
Other Commitments
On October 4, 2019, the Company and Patheon entered into a multi-year Manufacturing and Commercial Supply Agreement, or the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
The Supply Agreement may be terminated by either party following an uncured material breach by the other party, in the event the other party becomes insolvent or subject to bankruptcy proceedings, or in connection with a force majeure event that continues beyond 12 months. In addition, the Supply Agreement may be terminated by the Company upon the occurrence of certain regulatory events or actions, including: (i) if the Company does not obtain regulatory approval for veverimer by a specified date or (ii) if the Company terminates its commercialization of veverimer or fails to launch veverimer by a specified date. The Company’s obligation to purchase veverimer is subject to minimum and maximum annual commitments, with the minimum commitments subject to reduction in certain circumstances. Patheon has agreed to make facility improvements under the Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing veverimer. Under the Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments will be expensed to research and development prior to FDA approval of veverimer.
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
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2019 and 2018, the Company had 49,763,176 and 42,148,247 shares of common stock outstanding, respectively. As of December 31, 2019 and 2018, the Company had no shares of preferred stock outstanding.
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
Common stock reserved for future issuance as of December 31, 2019 and 2018, consisted of the following.

	December 31, 2019	December 31, 2018
Stock options and RSUs issued and outstanding	6,809,257	4,599,307
Stock options, RSUs and ESPP shares authorized for future issuance	3,257,316	4,534,784
Total	10,066,573	9,134,091

NOTE 9. STOCK-BASED COMPENSATION
Equity Incentive Plans
During 2013, the Company adopted an equity compensation plan, the 2013 Equity Incentive Plan, or 2013 Plan, for eligible employees, officers, directors, advisors, and consultants. The 2013 Plan provided for the grant of incentive and non-statutory stock options. In June 2018, the Company's board of directors and stockholders approved the 2018 Equity Incentive Plan, or 2018 Plan. Any shares of common stock covered by awards granted under the 2013 Plan that terminated after June 22, 2018 by expiration, forfeiture, or cancellation were added to the 2018 Plan reserve and shares available for future issuance under the 2013 Plan were canceled.
The initial number of shares of common stock available for issuance under the 2018 Plan was 4,000,000. Unless our board of directors provides otherwise, beginning on January 1, 2019 and continuing until the expiration of the 2018 Plan, the total number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually on January 1 by the lesser of (i) 3,200,000 shares of Common Stock, (ii) 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year and (iii) an amount determined by the board of directors. Under the 2018 Plan, any shares that are forfeited or expired are added back to the shares available for issuance. In the year ended December 31, 2019, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by 1,685,929 shares. As of December 31, 2019, 2,098,380 shares of common stock were available for future issuance of options and restricted stock and other stock-based awards under the 2018 Plan.
The terms of the stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the plans. Options granted by the Company vest over a period of one to four years and are exercisable after they have been granted for up to 10 years from the date of grant. Per the Company’s equity incentive plan, the term of the option expires, upon the earliest of 1) termination of continuous service for cause 2) three months after the termination of continuous service for reasons other than cause, death or disability 3) 12 months after the termination of continuous service due to disability 4) 18 months after the employee’s death if the employee died during the period of continuous service 5) expiration date in the grant notice or 6) the day before the tenth anniversary of the date of grant. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant.
The 2013 Plan and the 2018 Plan allow for early exercise where the option holders may exercise their options prior to vesting. Common stock that is issued upon the early exercise of options is subject to repurchase by the Company at the original exercise price at the option of the Company. As of December 31, 2019 and 2018, there were 5,040 shares and 20,193 shares, respectively, of common stock that were subject to repurchase with an aggregate purchase price of approximately $17 thousand and $89 thousand reflecting a weighted average price of $3.47 and $4.40 per share, respectively.
The following table summarizes stock option activity under the plans for the year ended December 31, 2019.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2018	4,577,515	$5.99	8.0	$84,290
Granted	3,720,091	29.71
Exercised	(1,108,700)	1.77
Forfeited or canceled	(390,923)	28.29
Balance at December 31, 2019	6,797,983	$18.38	8.4	$133,892
Vested and expected to vest at December 31, 2019	6,471,442	$17.96	8.3	$129,998

All outstanding options can be early exercised.
Beginning in the year ended December 31, 2018, the Company began to issue restricted stock units, or RSUs, to directors under the 2018 Plan. Awards granted to directors vest on the earlier of the one-year anniversary of the award's date of grant or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant.
The following table summarizes RSU activity under the 2018 Plan for the year ended December 31, 2019.

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	21,792	$19.00
Granted	11,274	36.74
Vested	(21,792)	19.00
Forfeited	—
Unvested balance at December 31, 2019	11,274	$36.74
The total vest date fair value of RSUs vested in the year ended December 31, 2019 was $0.8 million. There were no RSUs that vested during the years ended December 31, 2018 and 2017.
Employee Stock Purchase Plan
In June 2018, the Company's board of directors and stockholders approved the Tricida Inc. ESPP, or ESPP. The ESPP allows eligible employees to have up to 15.0% of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 2,500 shares in an offering period, whichever is less. An offering period consists of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees can purchase the Company’s common stock at the end of the offering period at 85.0% of the lower of the closing price of our common stock on The Nasdaq Global Select Market on the first and last day of the offering periods.
The initial number of shares of common stock available for issuance under the ESPP, was 800,000. Unless the Company's board of directors provides otherwise, beginning on January 1, 2019, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first trading day in January of each calendar year during the term of the ESPP by an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 800,000 shares or (iii) an amount determined by the board of directors.
In the year ended December 31, 2019, the number of shares of common stock reserved for issuance under the ESPP was increased by 421,482 shares. The Company issued 44,437 shares under the ESPP, representing approximately $1.1 million in employee contributions, for the year ended December 31, 2019. As of December 31, 2019, there were 1,158,936 shares of commons stock were available for future issuance under the ESPP.
Performance Awards
In August 2019, the Company granted 594,000 stock options under its 2018 Plan with a performance based milestone with graded vesting over 18 months. Compensation expense for the performance-based awards is recorded over the estimated service period when the performance conditions are deemed probable of achievement. For the year ended December 31, 2019, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved.
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
Expected Volatility: Beginning in the fourth fiscal quarter of 2019, expected volatility is estimated using a weighted-average historical volatility for our common stock and the historical volatility of the common stock of a representative group of comparable publicly traded companies over a period equal to the expected term of the stock option grants. Prior to the fourth fiscal quarter of 2019, since the Company did not have sufficient trading history for its common stock, the expected volatility was based on the historical volatility of the common stock of comparable publicly traded companies. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company's stock-based awards.
Risk-Free Interest Rate: The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.
Expected Dividends: The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future.
The fair value of the stock options granted to employees for the years ended December 31, 2019, 2018 and 2017 was calculated with the following assumptions.

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.1%	2.7%	1.7%
Expected volatility	73.6%	64.6%	72.7% - 78.5%
Expected term (in years)	5.9	5.8	6.2 - 6.3
Expected dividends	—%	—%	—%
The fair value of the stock options granted to nonemployees for the years ended December 31, 2019, 2018 and 2017 was calculated with the following assumptions.

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.5%	2.7%	1.7% - 2.2%
Expected volatility	76.4%	68.4%	70.8% - 73.1%
Expected term (in years)	6.4	10.0	6.5 - 8.9
Expected dividends	—%	—%	—%
The following table summarizes the weighted-average fair value per share of stock options granted and the total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Stock options granted - weighted-average grant date fair value per share	$19.28	$10.39	$1.67
Stock options exercised - intrinsic value	34,416	1,935	30

Stock-Based Compensation
The following table presents stock-based compensation expense as reported in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$13,547	$2,643	$379
General and administrative	11,621	2,509	497
Total	$25,168	$5,152	$876
The following table presents stock-based compensation expense by award type as reported in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Stock options	$24,271	$4,806	$876
RSUs	447	202	—
ESPP	450	144	—
Total	$25,168	$5,152	$876

As of December 31, 2019, there was approximately $54.6 million of unrecognized stock-based compensation associated with stock options which the Company expects to recognize over a weighted-average period of 2.6 years. As of December 31, 2019, there was approximately $0.2 million of unrecognized stock-based compensation associated with RSUs which the Company expects to recognize over a weighted-average period of 0.4 years.
NOTE 10. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(In thousands, except share and per share amounts)	2019	2018	2017
Numerator:
Net loss	$(176,813)	$(102,808)	$(41,290)
Denominator:
Weighted average common shares outstanding	47,530,174	22,158,354	2,267,732
Less: weighted average shares subject to repurchase	(8,937)	(12,162)	(130,042)
Weighted average number of shares used in basic and diluted net loss per share	47,521,237	22,146,192	2,137,690
Net loss per share, basic and diluted	$(3.72)	$(4.64)	$(19.32)
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

	December 31,
	2019	2018	2017
Series A convertible preferred stock	—	—	2,839,886
Series B convertible preferred stock	—	—	8,172,579
Series C convertible preferred stock	—	—	8,996,586
Series D convertible preferred stock	—	—	6,154,166
Warrants to purchase convertible preferred or common stock	131,998	106,916	24,104
Common stock subject to repurchase	5,040	20,193	366
Options and RSUs issued and outstanding	6,809,257	4,599,307	3,588,663
Total	6,946,295	4,726,416	29,776,350

NOTE 11. INCOME TAXES
The Company recorded a tax benefit of $0.1 million during the year ended December 31, 2019 and did not record a provision or benefit for income taxes during the years ended December 31, 2018 and 2017. The significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 are shown below.

	December 31,
(in thousands)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$82,252	$45,215
Research and development credits	8,968	4,090
Capitalized assets	79	23
Accruals and reserves	651	390
Operating lease liabilities	2,070	806
Stock-based compensation	4,250	—
Gross deferred tax assets	98,270	50,524
Deferred tax liabilities
Operating lease right-of-use assets	(1,969)	—
Gross deferred tax liabilities	(1,969)	—
Total net deferred tax assets	96,301	50,524
Less: valuation allowance	(96,301)	(50,524)
Net deferred tax assets	$—	$—
A valuation allowance is established when it is more likely than not that a deferred tax asset will not be realized. As of December 31, 2019 and 2018, the Company's valuation allowance was $96.3 million and $50.5 million, respectively. The valuation allowance increased by $45.8 million for the year ended December 31, 2019. The increase in the 2019 valuation allowance was primarily due to the addition of the 2019 net operating loss carryforwards.
The following is a reconciliation between the U.S. federal income statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	—	—	5.8
Stock-based compensation	2.2	(0.2)	(0.7)
Permanent adjustments	(0.1)	(0.1)	4.2
Change to valuation allowance	(25.9)	(21.9)	(19.6)
Tax Cuts and Jobs Act Impact	—	—	(25.4)
Research and development credits	2.8	1.3	1.6
Net unrealized gain on available-for-sale investments	0.1	—	—
Other	—	(0.1)	—
Effective tax rate	0.1%	—%	—%
On December 22, 2017, the Tax Cut and Jobs Act, or Tax Act, was signed into law. Among other changes under the Tax Act was a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets at December 31, 2018, as the changes in tax law are accounted for in the period of enactment, resulting in a reduction in the value of our net deferred tax assets of approximately $10.5 million, offset by a $10.5 million change in valuation allowance as of that date.
As of December 31, 2019, the Company had approximately $361.9 million of federal net operating losses available for future use. Federal net operating losses incurred prior to January 1, 2018 of approximately $89.1 million expire beginning in 2033 while federal net operating losses incurred after December 31, 2017 of approximately $272.8 million will have an indefinite carryforward period, subject to annual limitations. Federal research credits of approximately $8.0 million that are available for future use expire beginning in 2033.
At December 31, 2019, the Company also had approximately $89.6 million of state net operating losses available for future use that expire beginning in 2033 and state research credits of approximately $4.2 million that have no expiration date.
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
ASC Topic 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $2.5 million and $1.3 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on continuing operations. The beginning and ending gross unrecognized tax benefits amounts are as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Gross unrecognized tax benefits at beginning of year	$1,297	$819	$574
Additions for tax positions related to prior year	—	—	2
Decrease related to prior year tax provisions	—	—	(92)
Additions for tax positions related to current year	1,246	478	335
Gross unrecognized tax benefits at end of year	$2,543	$1,297	$819
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2019.
The Company’s tax jurisdictions are the United States and California. The Company’s tax years from 2013 to 2019 will remain open for examination by the federal and state authorities for three and four years respectively, from the date of utilization of any net operating loss or tax credits. The Company is not currently subject to income tax examinations by any authority.
NOTE 12. SUBSEQUENT EVENTS
In August 2019, in accordance with the Federal Food, Drug, and Cosmetic Act, or the Act, the Company paid a fee of $2.6 million to the FDA under the Prescription Drug User Fee Act in conjunction with the filing of its NDA for veverimer. The Company filed a request with the FDA to grant a waiver and refund of the application fee under the small business waiver provision of the Act. Due to the uncertainty regarding the collectability of this refund, the Company recorded this filing fee as a research and development expense in the quarter ended September 30, 2019. In January 2020, the FDA granted the Company’s request for a waiver and refunded the application fee in February 2020. The refund will be recorded as a gain in research and development expense for the three months ending March 31, 2020.
NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents certain unaudited quarterly financial information for the years ended December 31, 2019 and 2018. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-3.98 reverse stock split effected on June 15, 2018.

	2019
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Operating expenses	$37,775	$37,837	$45,096	$58,116
Net loss	(37,897)	(36,626)	(44,119)	(58,171)
Net loss per share, basic and diluted	$(0.90)	$(0.75)	$(0.89)	$(1.17)

	2018
(in thousands, except per share data)	Q1	Q2	Q3	Q4
Operating expenses	$20,098	$25,279	$29,408	$28,810
Net loss	(20,504)	(25,362)	(29,098)	(27,844)
Net loss per share, basic and diluted	$(9.00)	$(10.89)	$(0.71)	$(0.66)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2019. Their report on the audit of internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tricida, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Tricida, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tricida, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Redwood City, California
March 2, 2020
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

4.7	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 28, 2019).

4.8	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 28, 2019).

4.9*	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of December 13, 2019

4.10*	Description of the Company's Common Stock, $0.001 par value

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

10.12
Second Amendment to Lease, dated November 7, 2017, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 99.1 to the Current report on Form 8-K filed on August 19, 2019).

10.13
Third Amendment to Lease, dated August 14, 2019, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on August 19, 2019).

10.14+	Master Development/Validation Services and Clinical/Launch Supply Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.15†*	Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated October 4, 2019.

10.16^	Tricida, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on February 22, 2019).

10.17^
Form of Tricida, Inc. Executive Severance Benefit Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

10.18	Form of Tricida, Inc. Executive Severance Benefit Plan, as amended (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2020).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Taxonomy.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
^	Management contracts and compensation plans and arrangements.
+	Confidential treatment with respect to specific portions of this Exhibit has been granted, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
†	Certain portions of this exhibit ((indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRICIDA, INC.
Dated: March 2, 2020

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

SIGNATURE		DATE

/s/ Gerrit Klaerner	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2020
Gerrit Klaerner, Ph.D.

/s/ Geoffrey M. Parker	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 2, 2020
Geoffrey M. Parker

/s/ Steffen Pietzke	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Steffen Pietzke

/s/ Klaus Veitinger	Chairman of the Board of Directors	March 2, 2020
Klaus Veitinger, M.D., Ph.D., M.B.A.

/s/ Robert J. Alpern	Director	March 2, 2020
Robert J. Alpern, M.D.

/s/ David Bonita	Director	March 2, 2020
David Bonita, M.D.

/s/ Sandra I. Coufal	Director	March 2, 2020
Sandra I. Coufal, M.D.

/s/ Kathryn Falberg	Director	March 2, 2020
Kathryn Falberg

/s/ David Hirsch	Director	March 2, 2020
David Hirsch, M.D., Ph.D.