Form 10-Q
period 2020-03-31
Tricida, Inc.
filed 2020-05-08
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 1, 2020, the registrant had 49,951,982 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding the timing of the completion of our nonclinical studies;
•the design of our ongoing confirmatory postmarketing trial, VALOR-CKD, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
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
•our expectations regarding our ability to draw under our credit facility with Hercules Capital, Inc. and Hercules Technology III, L.P.;
•our expectations regarding the safety, efficacy and clinical benefit of veverimer;
•our ability to achieve and maintain regulatory approval of veverimer, and any related requirements, restrictions, limitations and/or warnings in the label of veverimer;
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
•the potential impact of pandemics, including the recent 2019 novel coronavirus disease, or COVID-19, caused by the severe acute respiratory coronavirus 2, or SARS-CoV-2, on the financial markets in general and on our business in particular; and
•our financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$10,555	$18,574
Short-term investments	273,738	289,424
Prepaid expenses and other current assets	5,496	4,744
Total current assets	289,789	312,742
Long-term investments	19,954	46,980
Property and equipment, net	1,420	2,728
Operating lease right-of-use assets	9,056	9,376
Total assets	$320,219	$371,826

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,994	$5,911
Current operating lease liabilities	1,080	1,072
Accrued expenses and other current liabilities	40,063	32,780
Total current liabilities	52,137	39,763

Term Loan	59,125	58,374
Non-current operating lease liabilities	8,650	8,783
Other long-term liabilities	1,846	1,023
Total liabilities	121,758	107,943
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 49,913,232 and 49,763,176 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	50	50
Additional paid-in capital	641,571	632,647
Accumulated other comprehensive income (loss)	(39)	193
Accumulated deficit	(443,121)	(369,007)
Total stockholders’ equity	198,461	263,883
Total liabilities and stockholders’ equity	$320,219	$371,826
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$49,381	$31,423
General and administrative	23,526	6,352
Total operating expenses	72,907	37,775
Loss from operations	(72,907)	(37,775)
Other income (expense), net	813	1,267
Interest expense	(2,020)	(1,389)
Net loss	(74,114)	(37,897)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(232)	302
Total comprehensive loss	$(74,346)	$(37,595)
Net loss per share, basic and diluted	$(1.49)	$(0.90)
Weighted-average number of shares outstanding, basic and diluted	49,841,407	42,268,062
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	$50	$641,571	$(39)	$(443,121)	$198,461

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
Issuance of warrant in connection with Term Loan	—	—	284	—	—	284
Issuance of common stock under equity incentive plans	527,859	1	736	—	—	737
Stock-based compensation	—	—	2,658	—	—	2,658
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	302	—	302
Net loss	—	—	—	—	(37,897)	(37,897)
Balance at March 31, 2019	42,676,106	$43	$390,508	$149	$(230,091)	$160,609
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(74,114)	$(37,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	172
Amortization of operating lease right-of-use assets	320	204
Accretion (amortization) of premiums and discounts on investments	(341)	(756)
Amortization of Term Loan discount and issuance costs	751	488
Stock-based compensation	8,374	2,658
Changes in fair value of compound derivative liability	846	174
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(777)	243
Accounts payable	4,892	(3,390)
Accrued expenses and other liabilities	8,910	14,479
Operating lease liabilities	(125)	(217)
Net cash used in operating activities	(51,034)	(23,842)
Investing activities:
Purchases of investments	(46,045)	(44,769)
Maturities of investments	88,867	54,981
Purchases of property and equipment	(360)	(193)
Net cash provided by investing activities	42,462	10,019
Financing activities:
Payments of equity offering costs	—	(321)
Proceeds from issuance of common stock under equity incentive plans	567	251
Repayment of leasehold improvement loan	(14)	(32)
Proceeds (payments) under Term Loan, net	—	(1,319)
Net cash provided by (used in) financing activities	553	(1,421)
Net increase (decrease) in cash and cash equivalents	(8,019)	(15,244)
Cash and cash equivalents at beginning of period	18,574	37,172
Cash and cash equivalents at end of period	$10,555	$21,928
Supplemental disclosures
Cash paid for interest	$1,211	$782
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs incurred but not paid	$—	$396
Warrants and compound derivative liability related to Term Loan	$—	$284
Purchase of property and equipment in accounts payable and accrued expenses	$206	$—
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
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through March 31, 2020, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of March 31, 2020, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed statements of stockholders' equity for the three months ended March 31, 2020 and 2019 and the condensed statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2019 has been derived from audited financial statements.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
With the exception of the change for the accounting of credit losses as a result of the adoption of Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance, to the Company.
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the fair value of the available-for-sale debt security being below the amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. As of March 31, 2020, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.
Recent Accounting Pronouncements
Adopted Standards
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of ASU 2016-13 did not have a significant impact on the Company's condensed financial statements. See "Credit Losses" above for a description of the Company's credit losses accounting policy.
Standards Not Yet Effective
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
NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in the FASB's ASC Topic 820, Fair Value Measurements and Disclosures, or Topic 820. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts payable and the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules.

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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of March 31, 2020 and December 31, 2019.

	March 31, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,257	$—	$—	$2,257	$2,257	$—	$—
Level 1:
Money market fund	8,298	—	—	8,298	8,298	—	—
Level 2:
U.S. government agency securities	24,247	13	—	24,260	—	21,505	2,755
Commercial paper	83,255	300	—	83,555	—	83,555	—
Corporate debt securities	186,137	123	(383)	185,877	—	168,678	17,199
Subtotal	293,639	436	(383)	293,692	—	273,738	19,954
Total assets measured at fair value	$304,194	$436	$(383)	$304,247	$10,555	$273,738	$19,954

	December 31, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,393	$—	$—	$1,393	$1,393	$—	$—
Level 1:
Money market fund	17,181	—	—	17,181	17,181	—	—
Level 2:
U.S. government agency securities	40,741	6	(14)	40,733	—	19,990	20,743
Commercial paper	108,248	107	(2)	108,353	—	108,353	—
Corporate debt securities	185,569	205	(20)	185,754	—	159,517	26,237
Asset-backed securities	1,561	3	—	1,564	—	1,564	—
Subtotal	336,119	321	(36)	336,404	—	289,424	46,980
Total assets measured at fair value	$354,693	$321	$(36)	$354,978	$18,574	$289,424	$46,980
Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $1.7 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. There were no gross realized gains and gross realized losses for the three months ended March 31, 2020 and 2019.

The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but not deemed credit losses and therefore not required to be charged to earnings against the allowance for expected credit losses, as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$—	$—	$24,235	$(14)
Commercial paper	—	—	5,426	(2)
Corporate debt securities	103,083	(383)	38,668	(20)
Total	$103,083	$(383)	$68,329	$(36)
The Company held a total of 33 and 18 positions which were in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. The Company determined that there was no allowance for expected credit losses related to our available-for-sale investments as of March 31, 2020 because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of March 31, 2020.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$273,656	$273,738
Mature in one to five years	19,983	19,954
Total	$293,639	$293,692
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Term Loan measured at fair value on a recurring basis using Level 3 unobservable inputs for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
(in thousands)	Compound Derivative Liability	Compound Derivative Liability
Fair value at beginning of period	$977	$161
Change in fair value	846	174
Fair value at end of period	$1,823	$335
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of March 31, 2020.

	March 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Input
Compound derivative liability	$1,823	Discounted cash flow	Discount rate	16.8%
			Probability of the occurrence of certain events	20.0%
Term Loan
The estimated fair value of the Term Loan was $52.7 million as of March 31, 2020 and is classified as Level 3. The key valuation assumptions used consist of the discount rate of 16.8% and the probability of the occurrence of certain events of 20.0%.
NOTE 4. LEASES
The Company accounts for leases under ASU No. 2016-02, Leases (Topic 842), adopted as of January 1, 2019.

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
On August 14, 2019, the Company entered into a third amendment to the existing operating lease which will extend the leased space by an additional 19,177 square feet, or Second Expansion Premises, which will result in a total of 46,074 square feet being leased in aggregate. The operating lease for the Second Expansion Premises will commence on the date they are delivered to the Company, which is expected to be September 1, 2020, or the Second Expansion Premises Commencement Date. In conjunction with the third amendment, the Company also agreed to lease 5,569 square feet of temporary office space effective August 15, 2019 to the Second Expansion Premises Commencement Date. The third amendment will extend the lease by 84 months from the Second Expansion Premises Commencement Date, with an option to extend the lease for an additional 36 months subject to certain conditions. The Company determined that the Second Expansion Premises shall be accounted for as a new lease at the Second Expansion Premises Commencement Date. Further, the Company determined that the amendment to the existing operating lease and temporary office space shall be accounted as a lease modification upon execution of the third amendment. The Company recognized an operating lease ROU asset of $8.1 million and operating lease liability of $8.1 million on its condensed balance sheet upon the execution of the third amendment on August 14, 2019, and will measure and record an additional ROU asset and operating lease liability for the Second Expansion Premises upon the Second Expansion Premises Commencement Date.
Operating lease cost was $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Variable lease cost was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Operating cash flows for the three months ended March 31, 2020 and 2019 included $0.3 million and $0.3 million, respectively in cash payments for operating leases. Expense related to short-term leases was not significant for the three months ended March 31, 2020 and 2019.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2020.

(in thousands)	March 31, 2020
2020 (remaining nine months)	$835
2021	1,377
2022	1,662
2023	1,712
2024	1,763
2025 and thereafter	4,959
Total lease payments (1)	12,308
Less: imputed interest	(2,578)
Total operating lease liabilities	$9,730
(1) As noted above, the operating lease for the Second Expansion Premises is expected to commence on September 1, 2020 and therefore the lease related to the Second Expansion Premises is not recognized on the condensed consolidated balance sheet as of March 31, 2020. As of March 31, 2020, future minimum lease payments related to the Second Expansion Premises are expected to be $8.2 million over the lease term of 7.0 years.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.0% and 8.0% as of March 31, 2020 and 2019, respectively. The Company's weighted-average remaining lease term was 7.4 years and 2.3 years as of March 31, 2020 and 2019, respectively.
NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net

The following table presents the components of property and equipment, net as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Furniture and fixtures	$274	$265
Computer and lab equipment	2,780	3,867
Leasehold improvements	1,244	1,244
	4,298	5,376
Less: accumulated depreciation and amortization	(2,878)	(2,648)
Total property and equipment, net	$1,420	$2,728
Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2020 and 2019.
Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Accrued clinical and nonclinical study costs	$11,599	$8,343
Accrued contract manufacturing	18,287	17,343
Accrued compensation	3,583	3,367
Accrued professional fees and other	6,594	3,727
Total accrued expenses and other current liabilities	$40,063	$32,780

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
On March 27, 2019, the Company modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan was increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan was extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan at the date of modification remains outstanding, and additional tranches of $20.0 million and $15.0 million available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that the Company obtains final approval from the U.S. Food and Drug Administration, or FDA, for the New Drug Application, or NDA for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon request by the Company and the approval of Hercules' investment committee. The Company accounted for the third amendment as a modification to the existing Term Loan. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.

On March 31, 2020, the Company and Hercules entered into the fourth amendment to the Term Loan. After giving effect to the fourth amendment, the fourth tranche of amount $15.0 million previously under Hercules Capital, Inc. was split between two lenders, $5.0 million under Hercules Capital, Inc. and $10.0 million under Hercules Technology III, L.P. The Company accounted for the fourth amendment as a modification to the existing Term Loan.
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
On April 10, 2018, the Company entered into amendments with Hercules that resulted in the reclassification of the warrant liability to stockholders' equity as the amended terms of the warrants qualified for them to be accounted for as equity instruments and, as such, were no longer subject to remeasurement. The fair value of the common stock warrants of approximately $0.2 million was reclassified to stockholders' equity upon execution of the amendment.
In connection with the funding of the second tranche on December 28, 2018, the Company issued to Hercules a warrant to purchase 53,458 shares of its common stock at an exercise price of $9.35 per share. The common stock warrant was recorded in stockholders' equity at its fair value of approximately $0.9 million on December 28, 2018.
In conjunction with the third amendment, the Company issued warrants to Hercules to purchase 16,721 shares of its common stock with an exercise price of $23.92 per share. The common stock warrants were recorded in stockholders' equity at their fair value of approximately $0.3 million on March 27, 2019. The fair value of the common stock warrants were determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 75.0%, risk-free rate of 2.3% and stock price based on the March 27, 2019 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
In connection with the funding of the third tranche on December 13, 2019, or the issuance date, the Company issued to Hercules a warrant to purchase 8,361 shares of its common stock at an exercise price of $23.92 per share. The common stock warrant was recorded in stockholders' equity at its fair value of approximately $0.3 million on the issuance date. The fair value of the common stock warrants was determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 72.7%, risk-free rate of 1.8% and stock price based on the December 13, 2019 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
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
As of March 31, 2020, the Company calculated the fair values of the compound derivative using the “with and without” method under the income approach by computing the difference between the fair value of the Term Loan with the compound derivative, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 16.8% and the probability of the occurrence of certain events of 20.0%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $1.8 million as of March 31, 2020 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of March 31, 2020 and December 31, 2019, there were unamortized issuance costs and debt discounts of $3.3 million and $3.6 million, respectively, which were recorded as a direct deduction from the Term Loan on the condensed balance sheets.
The following table presents future payments of principal and interest on the Term Loan as of March 31, 2020.

(in thousands)	March 31, 2020
2020 (remaining nine months)	$3,828
2021	21,259
2022	26,675
2023	19,893
71,655
Less: amount representing interest	(11,655)
Present value of Term Loan	60,000
Less: current portion	—
Long-term portion of Term Loan	$60,000

NOTE 7. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations from its operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of March 31, 2020.

	March 31, 2020
(in thousands)	Total	2020(4)	2021 - 2022	2023 - 2024	Thereafter
Term Loan(1)	$71,655	$3,828	$47,934	$19,893	$—
Lease obligations(2)	20,502	1,037	5,018	5,953	8,494
Tenant improvement loan	117	70	47	—	—
Manufacturing and service contracts(3)	587,046	51,131	83,107	113,202	339,606
Total contractual obligations and commitments	$679,320	$56,066	$136,106	$139,048	$348,100
(1)The long-term debt obligation is comprised of the fourth amendment to the Term Loan that was executed in March 2020.
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
(4)Remaining nine months.

Facilities
The Company has an operating lease for its offices and laboratory space in South San Francisco. See Note 4. "Leases" for additional information about this lease.
Other Commitments
On October 4, 2019, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a multi-year Manufacturing and Commercial Supply Agreement, or the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
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
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2020 and December 31, 2019, the Company had 49,913,232 and 49,763,176 shares of common stock outstanding, respectively. As of March 31, 2020, and December 31, 2019, the Company had no shares of preferred stock outstanding.
Common Stock
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
Common stock reserved for future issuance as of March 31, 2020 and December 31, 2019, consisted of the following.

	March 31, 2020	December 31, 2019
Stock options and RSUs issued and outstanding	9,009,511	6,809,257
Stock options, RSUs and ESPP shares authorized for future issuance	3,395,164	3,257,316
Total	12,404,675	10,066,573

NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Numerator:
Net loss	$(74,114)	$(37,897)
Denominator:
Weighted-average common shares outstanding	49,845,621	42,283,526
Less: weighted-average shares subject to repurchase	(4,214)	(15,464)
Weighted-average number of shares used in basic and diluted net loss per share	49,841,407	42,268,062
Net loss per share, basic and diluted	$(1.49)	$(0.90)

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

	March 31,
	2020	2019
Warrants to purchase common stock	131,998	123,637
Common stock subject to repurchase	3,780	12,621
Options and RSUs issued and outstanding	9,009,511	5,798,844
Total potential common shares excluded from the computation of diluted net loss per share	9,145,289	5,935,102

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
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2034 in the United States, Australia, China, Hong Kong, India, Japan, Mexico, Russia and certain other markets, and at least 2035 in Europe.
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
The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. At this time, we do not believe the COVID-19 pandemic has affected our PDUFA goal date of August 22, 2020. We continue to work cooperatively with the FDA on review matters related to our NDA. In the filing communication letter received from the FDA, also referred to as the Day 74 Letter, the FDA indicated that it planned to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the application. In our late cycle meeting with the FDA, held in May 2020, the FDA indicated it currently does not plan to hold a CRDAC meeting to discuss veverimer, due, in part, to the logistical challenges posed by COVID-19. The lack of an advisory committee meeting should not be interpreted to indicate that there are no review issues being discussed with the FDA or that we will receive approval by the PDUFA goal date, if at all. In our late cycle meeting with the FDA, we had an opportunity to address the substantive review issues that have been raised to date. We presented our data and rationale as to why we think veverimer satisfies the requirements for initial approval under the Accelerated Approval Program, including the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and how

U.S. patients who would be prescribed veverimer under the initial approval would get clinically significant benefit that outweighs the risk of treatment. While there can be no assurance that the FDA will agree, we remain confident that our submission meets the overall standard for approval under the Accelerated Approval Program.
We are currently conducting a confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303), as part of the Accelerated Approval Program. Together with our investigators, contract research organizations, or CROs, and other contract service providers, Tricida is assessing the potential impact of the COVID-19 pandemic on recruitment and retention of subjects in our confirmatory postmarketing trial, VALOR-CKD. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. We have provided investigators additional guidance per general FDA and European Medicines Agency recommendations on clinical trial conduct during COVID-19 to ensure the confirmatory postmarketing trial is effectively conducted with the utmost attention to trial subject and investigator safety while maintaining compliance with applicable clinical trial regulations and minimizing risks to the trial’s integrity. We will continue to monitor the potential impact that COVID-19 may have on recruitment and retention of subjects in our confirmatory postmarketing trial, VALOR-CKD.
At this time, we continue to plan for the potential commercial launch of veverimer in the fourth quarter of 2020. Based on our assessment of the impact of COVID-19 on the traditional model of physician detailing, we plan to implement our initial launch activities with 40 specialty account managers to be hired in key territories late in the second quarter of 2020, which will allow us to reach 70% to 80% of the 5,000 highest-prescribing nephrologists in the United States. We will supplement these efforts by implementing an extensive digital campaign to extend the reach of our promotional efforts. As we gain an understanding of the effectiveness of our strategic account manager field force and our digital campaign during the initial stage of the commercial launch, we plan to evaluate and adjust commercial launch plans as appropriate, including the ultimate size of our field sales force, which previously anticipated the deployment of 80 to 85 specialty account managers. Our commercial leadership team and the majority of our 10 regional business directors have been hired to manage this process. We continue to interact with payers to discuss access to veverimer, if approved. Our commercial payer team has met with over 85 payers representing over 290 million lives. While some recent interactions have been converted to virtual meetings, in general, we do not believe the COVID-19 pandemic has affected our interactions with payers. We do not yet know the full impact that COVID-19 will have on the potential commercial launch of veverimer.
At this time, we have sufficient supply of veverimer drug substance to support for approximately 12 months both the clinical supply requirements for the VALOR-CKD confirmatory postmarketing trial and the anticipated initial commercial launch supply requirements. Veverimer drug substance manufacturing is conducted for Tricida by Patheon Austria GmbH & Co KG, or Patheon, in their Linz, Austria facility. We are in regular communication with Patheon and PCI Pharma Services, our drug manufacturer, to our knowledge, there have not been business discontinuations at this site due to COVID-19, and the production of veverimer drug substance and drug product is ongoing as planned. At this time, we have not experienced any material disruption in the distribution network for veverimer, including the provision of raw materials, the shipping of drug substance and drug product and the provision of clinical trial supplies to trial participants.
Tricida is led by a seasoned management team that includes the founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through March 31, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019, and net borrowing of $57.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $74.1 million and $37.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $443.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with our operations. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•conduct clinical studies of veverimer, including the VALOR-CKD trial;
•continue to optimize the manufacturing processes and manufacture drug substance for commercial and clinical use as well as drug product to support the VALOR-CKD trial and, upon successful validation, the commercial launch, if approved;
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
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, benefits, travel and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions; expenses incurred under agreements with CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing processes optimization and the cost of manufacturing drug substance for commercial and clinical use as well as drug product to support the VALOR-CKD trial; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
General and Administrative Expense

General and administrative expense consists primarily of salaries, related benefits, travel, stock-based compensation expense and facility-related expenses for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services, pre-commercial preparation, medical affairs costs and recruiting services for the potential launch of veverimer and other related costs.
We anticipate that our general and administrative expense will increase in the future as we continue to build our infrastructure to support our continued development of veverimer and the potential commercial launch of veverimer, if approved. We also anticipate increased expenses related to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and the Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums and other costs associated with being a public company.
Results of Operations
The following table presents our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	$	%
Operating expenses:
Research and development	$49,381	$31,423	$17,958	57%
General and administrative	23,526	6,352	17,174	270%
Total operating expenses	72,907	37,775	35,132	93%
Loss from operations	(72,907)	(37,775)	(35,132)	93%
Other income (expense), net	813	1,267	(454)	(36)%
Interest expense	(2,020)	(1,389)	(631)	45%
Net loss	$(74,114)	$(37,897)	$(36,217)	96%
Research and Development Expense
The following table presents our research and development expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	$	%
Clinical development costs	$41,140	$25,617	$15,523	61%
Personnel and related costs	3,932	3,529	403	11%
Stock-based compensation expense	3,133	1,380	1,753	127%
Other research and development costs	1,176	897	279	31%
Total research and development expense	$49,381	$31,423	$17,958	57%
Comparison of the three months ended March 31, 2020 and 2019
Research and development expense was $49.4 million and $31.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $18.0 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $15.5 million related to manufacturing processes optimization, the manufacturing of drug substance for commercial and clinical use and expenditures associated with conducting our VALOR-CKD trial, partially offset by reduced expenditures associated with our TRCA-301E trial completed in March 2019 and the refund of the veverimer NDA application fee; increased personnel and related costs of $0.4 million related to headcount growth; increased stock-based compensation expense of $1.8 million related to performance awards granted in July 2019, headcount growth and higher fair values of awards granted; and increased other research and development costs of $0.3 million primarily related to facilities and office expenses.

General and Administrative Expense
The following table presents our general and administrative expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
(in thousands)	2020	2019	$	%
Personnel and related costs	$6,246	$2,078	$4,168	201%
Stock-based compensation expense	5,241	1,278	3,963	310%
Other general and administrative costs	12,039	2,996	9,043	302%
Total general and administration expense	$23,526	$6,352	$17,174	270%
Comparison of the three months ended March 31, 2020 and 2019
General and administrative expense was $23.5 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $17.2 million was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $4.2 million due to headcount growth; increased stock-based compensation expense of $4.0 million due to headcount growth, performance awards granted in July 2019 and higher fair values of awards granted; and additional other general and administrative costs of $9.0 million primarily related to pre-commercialization activities, medical affairs activities and recruiting services.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through March 31, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net borrowing of $57.1 million under the Term Loan. As of March 31, 2020, we had cash, cash equivalents and short-term and long-term investments of $304.2 million.
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
On March 27, 2019, we modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan was increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan was extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan at the date of modification remains outstanding, and additional tranches of $20.0 million and $15.0 million are available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that we obtain final approval from the FDA for the NDA for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon our request and the approval of Hercules' investment committee. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.
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
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $443.1 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
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
•the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer, and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement we entered into with Patheon on October 4, 2019;
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
Cash Flows
The following table presents a summary of the net cash flow activity for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in)
Operating activities	$(51,034)	$(23,842)
Investing activities	42,462	10,019
Financing activities	553	(1,421)
Net increase (decrease) in cash and cash equivalents	$(8,019)	$(15,244)
Cash Used in Operating Activities
During the three months ended March 31, 2020, cash used in operating activities was $51.0 million, which consisted of a net loss of $74.1 million, adjusted by changes in our operating assets and liabilities of $12.9 million and non-cash charges of $10.2 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $8.9 million and an increase in accounts payable of $4.9 million, partially offset by an increase in prepaid expenses and other assets of $0.8 million and a decrease in operating lease liabilities of $0.1 million. The non-cash charges consisted primarily of stock-based compensation of $8.4 million, changes in fair value of compound derivative liability of $0.8 million, amortization of Term Loan discount and issuance costs of $0.8 million, amortization of operating lease right-of-use assets of $0.3 million and depreciation and amortization of $0.2 million, partially offset by net amortization of premiums and discounts on investments of $0.3 million.
During the three months ended March 31, 2019, cash used in operating activities was $23.8 million, which consisted of a net loss of $37.9 million, adjusted by changes in cash used in our operating assets and liabilities of $11.1 million and non-cash charges of $2.9 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $14.5 million and a decrease in prepaid and other assets of $0.2 million, partially offset by a decrease in accounts payable of $3.4 million and a decrease in operating lease liabilities of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $2.7 million, amortization of Term Loan discount and issuance costs of $0.5 million, amortization of operating lease right-of-use assets of $0.2 million, changes in fair value of compound derivative liability of $0.2 million, and depreciation and amortization of $0.2 million, partially offset by net amortization of discounts on investments of $0.8 million.

Cash Provided by Investing Activities
Net cash provided by investing activities was $42.5 million and $10.0 million for the three months ended March 31, 2020 and 2019, respectively. The net cash provided by investing activities during the three months ended March 31, 2020 was due to maturities of investments of $88.9 million, partially offset by purchases of investments of $46.0 million and purchases of property and equipment of $0.4 million. The net cash provided by investing activities during the three months ended March 31, 2019 was due to maturities of investments of $55.0 million, partially offset by purchases of investments of $44.8 million and purchases of property and equipment of $0.2 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.6 million three months ended March 31, 2020 and net cash used in financing activities for the three months ended March 31, 2019 was $1.4 million. The net cash provided by financing activities during the three months ended March 31, 2020 was due to proceeds from the issuance of common stock under equity award plans of $0.6 million. The net cash used in financing activities during the three months ended March 31, 2019 was primarily the result of facility and legal fees related to the third amendment to the Term Loan of $1.3 million and payments of equity offering costs of $0.3 million, partially offset by proceeds from the issuance of common stock under equity award plans of $0.3 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.
Contractual Obligations and Commitments
For additional details regarding our contractual obligations, see Note 7. “Commitments and Contingencies” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2020, compared to the year ended December 31, 2019. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control systems are met.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We are a pharmaceutical company focused on the development and commercialization of our product candidate, veverimer, a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $74.1 million and $37.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $443.1 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of March 31, 2020, we had working capital of $237.7 million and cash, cash equivalents and investments of $304.2 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $304.2 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•the time and cost necessary to obtain regulatory approvals for veverimer and any future product candidates that we develop, in-license or acquire;
•our ability to obtain approval for veverimer through the Accelerated Approval Program;
•the costs of postmarketing studies or trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;
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
•the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including the ability to enroll our confirmatory postmarketing trial, VALOR-CKD (also known as TRCA-303) in a timely manner, or potential future nonclinical and clinical studies and trials;
•the costs of hiring and retaining personnel as we grow;
•the time and cost necessary to respond to technological and market developments;
•the potential impact of pandemics, including the recent 2019 novel coronavirus disease, or COVID-19, caused by the severe acute respiratory coronavirus 2, or SARS-CoV-2, on the financial markets in general and on our business in particular; and
•the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation.
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
To date, we have invested all of our efforts and financial resources in the research and development of veverimer, which is our only product candidate, and our business and future success depends on our ability to successfully develop, obtain regulatory approval for, and commercialize veverimer. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 subjects with metabolic acidosis and CKD. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While we believe that these trials successfully met their primary and secondary endpoints and are sufficient to support our NDA, we cannot assure you that the U.S. Food and Drug Administration, or FDA, or any foreign regulatory agency will approve veverimer for marketing.
The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. At this time, we do not believe the COVID-19 pandemic has affected our PDUFA goal date of August 22, 2020. We continue to work cooperatively with the FDA on review matters related to our NDA. In the filing communication letter received from the FDA, also referred to as the Day 74 Letter, the FDA indicated that it planned to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the application. In our late cycle meeting with the FDA, held in May 2020, the FDA indicated it currently does not plan to hold a CRDAC meeting to discuss veverimer, due, in part, to the logistical challenges posed by COVID-19. The lack of an advisory committee meeting should not be interpreted to indicate that there are no review issues being discussed with the FDA or that we will receive approval by the PDUFA goal date, if at all. In our late cycle meeting with the FDA, we had an opportunity to address the substantive review issues that have been raised to date. We presented our data and rationale as to why we think veverimer satisfies the requirements for initial approval under the Accelerated Approval Program, including the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and how U.S. patients who would be prescribed veverimer under the initial approval would get clinically significant benefit that outweighs the risk of treatment. While there can be no assurance that the FDA will agree, we remain confident that our submission meets the overall standard for approval under the Accelerated Approval Program.
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
•whether we are required by the FDA and/or foreign regulatory agencies to conduct additional clinical trials prior to or after approval to market veverimer;
•the prevalence and severity of adverse side effects of veverimer in our ongoing and future clinical trials and commercial use, if approved;
•the timely receipt of necessary regulatory and marketing approvals from the FDA and/or foreign regulatory agencies for veverimer;
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

•the impact of pandemics, such as COVID-19, on our business; and
•our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
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

The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. At this time, we do not believe the COVID-19 pandemic has affected our PDUFA goal date of August 22, 2020. We continue to work cooperatively with the FDA on review matters related to our NDA. In the filing communication letter received from the FDA, also referred to as the Day 74 Letter, the FDA indicated that it planned to hold a Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, meeting to discuss the application. In our late cycle meeting with the FDA, held in May 2020, the FDA indicated it currently does not plan to hold a CRDAC meeting to discuss veverimer, due, in part, to the logistical challenges posed by COVID-19. The lack of an advisory committee meeting should not be interpreted to indicate that there are no review issues being discussed with the FDA or that we will receive approval by the PDUFA goal date, if at all. In our late cycle meeting with the FDA, we had an opportunity to address the substantive review issues that have been raised to date. We presented our data and rationale as to why we think veverimer satisfies the requirements for initial approval under the Accelerated Approval Program, including the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and how U.S. patients who would be prescribed veverimer under the initial approval would get clinically significant benefit that outweighs the risk of treatment. While there can be no assurance that the FDA will agree, we remain confident that our submission meets the overall standard for approval under the Accelerated Approval Program.
Even if we receive approval for veverimer through the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of our ongoing confirmatory postmarketing trial, VALOR-CKD, or such other postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
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
If we are not successful in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to market veverimer, either through the FDA’s Accelerated Approval Program or the conventional pathway. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. We are not permitted to market veverimer in the United States until we receive approval of our NDA from the FDA.
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
•our ability to enroll an adequate number of subjects in our confirmatory postmarketing trial, VALOR-CKD, in a timely manner;
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
•the FDA may require, as a condition of approval, modifications to existing, or additional, nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA’s or the applicable foreign regulatory agency’s failure to accept the manufacturing processes or third-party manufacturers with which we contract;

•the impact that pandemics, such as COVID-19, may have on the FDA's ability to review our NDA; or
•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our product candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 trial, TRCA-301, and our 40-week extension trial, TRCA-301E, for veverimer do not ensure that our ongoing confirmatory postmarketing trial, VALOR-CKD, or other future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, for veverimer in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of veverimer and could impact the design and conduct of ongoing and future clinical trials.
For approval of veverimer through the Accelerated Approval Program, we are required to conduct a postmarketing clinical trial. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of our NDA for veverimer by the FDA through the Accelerated Approval Program. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
In addition, we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed, terminated early or aborted for a variety of reasons, including delay or failure to:
•obtain regulatory approval to commence a trial, if applicable;
•reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•obtain ethics committee or institutional review board, or IRB, approval at each site;
•recruit suitable trial subjects and have such subjects complete the clinical trial or return for post-treatment follow-up;
•ensure that clinical sites follow the trial protocol, comply with good clinical practices, or GCPs, and continue to participate in a clinical trial;
•address any subject safety concerns that arise during the course of a clinical trial;
•ensure that subjects comply with and complete clinical trial protocol;
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
•the impact of pandemics, such as COVID-19; and
•obtain the statistical analysis plan to be used to evaluate the clinical trial data.
Subject enrollment is a significant factor in the conduct of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. The occurrence of pandemics, such as COVID-19, may negatively impact the ability to enroll, maintain and collect safety and efficacy data on subjects in a clinical trial.
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
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States.
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
Human clinical trials are very complicated undertakings and conducting CKD trials is particularly difficult because of the serious nature of the disease and the comorbidities experienced by these patients. If we obtain FDA approval through the Accelerated Approval Program, safety risks not identified in our prior clinical trials may first appear after we obtain approval and commercialize veverimer. Any new postmarketing adverse events may significantly impact our ability to market veverimer and may require that we make changes to the product label that could adversely impact our commercialization efforts, recall some or all of the product, or discontinue commercialization of the product. Furthermore, if the confirmatory postmarketing trial, VALOR-CKD, fails to confirm veverimer’s clinical profile or clinical benefits, the FDA may withdraw its approval of veverimer. Any of these events would materially harm our business.
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
In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the intentional or inadvertent failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. The third parties upon whom we rely may be inspected by FDA or other regulatory authorities in relation to our, or to other, studies or trials. Such inspections may be impacted by pandemics, such as COVID-19, and/or may result in FDA or other regulatory authorities not accepting the data produced by the third party.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture veverimer on a clinical or commercial scale. As such, we contract with third-party service providers to manufacture veverimer drug substance and drug product and to perform analytical testing services under cGMPs. Pharmaceutical manufacturing and testing facilities are subject to inspection by the FDA and foreign regulatory agencies on a regular basis, before and after product approval.
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
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of veverimer drug substance, or that our manufacturers, of which we have selected one to manufacture our initial commercial quantities, will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as veverimer. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of veverimer drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules. Any supply interruption in veverimer drug substance or drug product could materially harm our ability to complete our development program or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
Moreover, our current supplier of drug substance may not have the capacity to manufacture veverimer drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of veverimer drug substance. We entered into a commercial supply agreement with our current drug substance supplier and are engaging in discussions with a potential second supplier for commercial drug substance. Our long-term commitment under the commercial supply agreement to purchase veverimer drug substance could create a significant financial obligation. Negotiations with a potential second supplier may not lead to a definitive agreement on acceptable terms, or at all, which could have a material adverse effect on our business. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of veverimer, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer-based drugs. If we are unable to reduce the manufacturing cost of veverimer drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of veverimer drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of veverimer drug substance, the ability of veverimer to reach its market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from the sale of veverimer. If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing veverimer drug substance until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment or the impact of a pandemic, such as COVID-19, may significantly impair our ability to manufacture veverimer on a timely basis.
Any performance failure or time delay in further optimizing or scaling our drug substance and/or drug product manufacturing processes could materially adversely affect, delay or interrupt the execution of our confirmatory postmarketing trial, VALOR-CKD, and potentially impact the commercialization of veverimer, if approved.
We believe we have sufficient drug substance for approximately 12 months to supply the anticipated demand of our confirmatory postmarketing trial, VALOR-CKD, and anticipate we will have sufficient drug substance for approximately 12 months to supply our initial anticipated commercial demand, if approved. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to further optimize and scale our drug substance and/or further optimize, validate and scale our drug product manufacturing processes could materially adversely affect or delay our ability to (i) have sufficient quantities of veverimer drug substance and drug product manufactured to successfully conduct our ongoing confirmatory postmarketing trial, VALOR-CKD, or (ii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.
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
•the impact of pandemics, such as COVID-19, on physician prescribing habits and patient prescription fulfillment and dosing compliance; and
•the availability of the product and our ability to meet market demand, including providing a reliable supply for long-term daily treatment.
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
We currently have limited sales or marketing capabilities. In order to commercialize veverimer, if approved, we must build marketing and sales capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States by deploying 40 specialty account managers targeting that subset of nephrologists most focused on treating patients with CKD. Building the requisite sales, marketing and distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of veverimer. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize veverimer if and when it receives regulatory approval or any such commercialization may experience delays or limitations.
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
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign anti-corruption laws and regulations;
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
As of March 31, 2020, we had 141 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for veverimer. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:
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
•potential liability resulting from development work conducted by these distributors; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters or national, regional, or global healthcare crises.
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
Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Act, which we will continue. We currently have only a limited internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404(b) or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could disrupt our business operations as well as the business or operations of our third-party manufacturers and testing laboratories, our CROs, clinical data management organizations, medical institutions and clinical investigators, the FDA or other third parties with whom we conduct business, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturers, our CROs, clinical data management organizations, medical institutions and clinical investigators, and the FDA and have a material adverse effect on our business, results of operations, financial condition and

Prospects. While there is significant uncertainty relating to the potential effect of COVID-19 on our business and operations, infections may become more widespread and travel restrictions may worsen. As COVID-19 continues to rapidly spread and even after its spread slows, we may experience various temporary and/or permanent disruptions that could materially adversely affect our business, financial condition, results of operations and prospects, including:
•delays in our PDUFA goal date of August 22, 2020 set by the FDA;
•interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines, including delays or difficulties in FDA trial site visits;
•any impact on our third-party manufacturers or their service, raw material or equipment providers could delay the availability of drug substance or drug product for clinical or commercial use;
•delays and other interruptions in our supply chain of veverimer that may affect our commercial launch and sales of veverimer;
•delays or difficulties in continuing recruitment and/or enrollment of subjects in our confirmatory postmarketing trial, VALOR-CKD;
•increased rates of subjects withdrawing from our confirmatory postmarketing trial, VALOR-CKD following enrollment as a result of contracting COVID-19 or being forced to quarantine due to potential exposure to COVID-19ꓼ
•delays and other interruptions in our supply chain that may affect our clinical sites’ receipt of the supplies and materials needed to conduct our confirmatory postmarketing trial, VALOR-CKD;
•delays or difficulties in our initiation of clinical sites, including difficulties in recruiting clinical site investigators and clinical site staff, for our confirmatory postmarketing trial, VALOR-CKD;
•changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which we conduct our confirmatory postmarketing trial, VALOR-CKD, which may result in unexpected costs, delays or discontinuance of the trial;
•interruption of key VALOR-CKD clinical trial activities, such as site monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of our clinical trial data;
•risk that participants enrolled in our confirmatory postmarketing trial, VALOR-CKD, acquire COVID-19 while the trial is ongoing, which could impact the results of the trial, including by increasing the number of observed adverse events;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of medical facilities serving as trial sites for in our confirmatory postmarketing trial, VALOR-CKD, and medical staff supporting the conduct of the trial;
•volatility in the price of our common stock causing difficulties in raising funds on acceptable terms or accessing funds from our Term Loan with Hercules; and
•limitations on employee resources that would otherwise be focused on the preparation for our commercial launch and conducting our confirmatory postmarketing trial, VALOR-CKD, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.
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
We are subject to evolving privacy and data protection laws, including the EU General Data Protection Regulation, or GDPR, and the new California Consumer Protection Act, or CCPA. If we fail to comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including GDPR (as implemented by the European Union Member States and the United Kingdom). The GDPR which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects.
In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA now, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, implementing regulations are not yet finalized, certain provisions of the law will sunset at the end of 2020, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. Similarly, we are following the development of new data laws in Washington State, in Washington D.C. and around the country. We cannot yet predict the impact of the CCPA or other potential new laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We are seeking approval for veverimer through the FDA’s Accelerated Approval Program, which would allow us to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict veverimer’s clinical benefit, but we will be subject to rigorous postmarketing requirements, including the completion of one or more postmarketing trials to verify the clinical benefit of veverimer. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of veverimer by the FDA. If we are unable to obtain approval through the Accelerated Approval Program, we will have to pursue a conventional approval pathway for veverimer. In addition, in such case, the FDA could determine that our pivotal Phase 3 clinical trial, TRCA-301, may not be sufficient to support approval through the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.
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
Even if a drug is approved by the FDA and/or foreign regulatory agencies, regulatory agencies may still impose significant restrictions on a product’s indicated uses or marketing or impose various ongoing requirements. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. In addition, if a drug receives approval through the FDA’s Accelerated Approval Program, it will be subject to special postmarketing requirements, including the completion of postmarketing clinical trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, a postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
If veverimer receives approval through the Accelerated Approval Program, it will be subject to ongoing regulatory requirements for conducting postmarketing clinical studies and trials, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we must conduct the postmarketing trial in a diligent manner and we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for veverimer. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote veverimer for indications or uses for which it does not have FDA approval.
If veverimer receives approval through the Accelerated Approval Program but we fail to conduct the required postmarketing trials with due diligence or such postmarketing trials fail to confirm veverimer’s clinical profile or risks and benefits, the FDA may withdraw its approval. If a regulatory agency discovers previously unknown problems with veverimer, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on the product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:
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
We are seeking regulatory approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis and CKD, unless we seek regulatory approval for additional indications, we will be prohibited from marketing veverimer for other indications.
We are seeking FDA approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis and CKD, but we cannot be certain what indication and what labeling language will be approved for veverimer, if approved, until our NDA is reviewed and potentially as late as approval. If veverimer is approved through the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of veverimer has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and veverimer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
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
Disruptions at the FDA and other government agencies caused by global health concerns, including the COVID-19 pandemic, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Obtaining coverage and reimbursement for a product from a government or other third-party payer can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. We cannot be certain if and when we will obtain coverage to allow us to sell veverimer, if approved, into our target markets. Even if we do obtain coverage, third-party payers, periodically review and may question the coverage of, and challenge the prices charged for, our products. Reimbursement rates from third-party payers vary depending on the payer, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products.
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
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.
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
As of March 31, 2020, we had outstanding a total of 49,913,232 shares. All of our outstanding shares of common stock are currently freely tradable in the public market.
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
As of March 31, 2020, holders of an aggregate of approximately 18.8 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 70.4% of our outstanding voting stock.
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

10.2
Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2020 among Tricida Inc., Hercules Capital, Inc. and the several banks and other financial institutions or entities from time to time parties thereto.
Filed herewith

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

Date: May 8, 2020

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)