Form 10-Q
period 2020-06-30
Tricida, Inc.
filed 2020-08-06
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 31, 2020, the registrant had 50,048,972 shares of common stock, par value $0.001 per share, outstanding.

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
•our ability to resolve the deficiencies identified by the FDA in our NDA for veverimer;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$41,900	$18,574
Short-term investments	345,632	289,424
Prepaid expenses and other current assets	9,830	4,744
Total current assets	397,362	312,742
Long-term investments	49,371	46,980
Property and equipment, net	1,432	2,728
Operating lease right-of-use assets	8,734	9,376
Total assets	$456,899	$371,826

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,839	$5,911
Current operating lease liabilities	1,088	1,072
Current Term Loan	6,784	—
Accrued expenses and other current liabilities	20,769	32,780
Total current liabilities	34,480	39,763

Non-current Term Loan, net	67,952	58,374
Convertible Senior Notes, net	114,645	—
Non-current operating lease liabilities	8,515	8,783
Other long-term liabilities	327	1,023
Total liabilities	225,919	107,943
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 50,039,587 and 49,763,176 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	50	50
Additional paid-in capital	731,358	632,647
Accumulated other comprehensive income (loss)	863	193
Accumulated deficit	(501,291)	(369,007)
Total stockholders’ equity	230,980	263,883
Total liabilities and stockholders’ equity	$456,899	$371,826
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$28,757	$28,976	$78,138	$60,399
General and administrative	28,418	8,861	51,944	15,213
Total operating expenses	57,175	37,837	130,082	75,612
Loss from operations	(57,175)	(37,837)	(130,082)	(75,612)
Other income (expense), net	2,675	2,602	3,488	3,869
Interest expense	(3,756)	(1,391)	(5,776)	(2,780)
Loss before income taxes	(58,256)	(36,626)	(132,370)	(74,523)
Income tax benefit	86	—	86	—
Net loss	(58,170)	(36,626)	(132,284)	(74,523)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	902	480	670	782
Total comprehensive loss	$(57,268)	$(36,146)	$(131,614)	$(73,741)
Net loss per share, basic and diluted	$(1.16)	$(0.75)	$(2.65)	$(1.64)
Weighted-average number of shares outstanding, basic and diluted	49,960,072	48,674,238	49,900,739	45,489,861
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	50	641,571	(39)	(443,121)	198,461
Equity component of Convertible Senior Notes, net of underwriter discounts and issuance costs	—	—	79,498	—	—	79,498
Issuance of warrants in connection with Term Loan	—	—	112	—	—	112
Issuance of common stock under equity incentive plans	126,355	—	1,098	—	—	1,098
Stock-based compensation	—	—	9,079	—	—	9,079
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	902	—	902
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2020	50,039,587	$50	$731,358	$863	$(501,291)	$230,980

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
Issuance of warrant in connection with Term Loan	—	—	284	—	—	284
Issuance of common stock under equity incentive plans	527,859	1	736	—	—	737
Stock-based compensation	—	—	2,658	—	—	2,658
Net unrealized gain (loss) on available-for-sale investments	—	—	—	302	—	302
Net loss	—	—	—	—	(37,897)	(37,897)
Balance at March 31, 2019	42,676,106	43	390,508	149	(230,091)	160,609
Issuance of common stock in connection with public offering, net of underwriter discounts and issuance costs	6,440,000	6	217,003	—	—	217,009
Issuance of common stock under equity incentive plans	160,339	—	959	—	—	959
Stock-based compensation	—	—	4,413	—	—	4,413
Net unrealized gain (loss) on available-for-sale investments	—	—	—	480	—	480
Net loss	—	—	—	—	(36,626)	(36,626)
Balance at June 30, 2019	49,276,445	$49	$612,883	$629	$(266,717)	$346,844
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(132,284)	$(74,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474	341
Non-cash operating lease costs	390	413
Accretion (amortization) of premiums and discounts on investments	(417)	(2,031)
Accretion of Term Loan and Convertible Senior Notes	2,331	1,011
Stock-based compensation	17,453	7,071
Changes in fair value of compound derivative liability	(650)	165
Other non-cash items	(86)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,113)	(1,393)
Accounts payable	(113)	(3,785)
Accrued expenses and other liabilities	(10,623)	16,240
Operating lease liabilities	—	(438)
Net cash used in operating activities	(128,638)	(56,929)
Investing activities:
Purchases of investments	(229,289)	(299,085)
Maturities of investments	171,955	127,557
Purchases of property and equipment	(600)	(1,021)
Net cash used in investing activities	(57,934)	(172,549)
Financing activities:
Proceeds from equity offerings, net	—	217,930
Payments of equity offering costs	—	(921)
Proceeds from issuance of common stock under equity incentive plans	1,670	1,608
Proceeds from Convertible Senior Notes, net	193,285	—
Repayment of leasehold improvement loan	(28)	(65)
Proceeds (payments) under Term Loan, net	14,971	(1,449)
Net cash provided by financing activities	209,898	217,103
Net increase (decrease) in cash and cash equivalents	23,326	(12,375)
Cash and cash equivalents at beginning of period	18,574	37,172
Cash and cash equivalents at end of period	$41,900	$24,797
Supplemental disclosures
Cash paid for interest	$2,536	$1,650
Supplemental disclosures of non-cash investing and financing activities
Warrants related to Term Loan	$112	$284
Purchases of property and equipment included in accounts payable and accrued expenses	$428	$24
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
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through June 30, 2020, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of June 30, 2020, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019 and the condensed statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2019 has been derived from audited financial statements.
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
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the fair value of the available-for-sale debt security being below the amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. As of June 30, 2020, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.
Recent Accounting Pronouncements
Adopted Standards
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. The Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of ASU 2016-13 did not have a significant impact on the Company's condensed financial statements. See "Credit Losses" above for a description of the Company's credit losses accounting policy.
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
NOTE 3. FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in the FASB's Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or Topic 820. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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

Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts payable, the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, and the Convertible Senior Notes.
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds and U.S. Treasury securities as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of June 30, 2020 and December 31, 2019.

	June 30, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,428	$—	$—	$2,428	$2,428	$—	$—
Level 1:
Money market funds	28,476	—	—	28,476	28,476	—	—
U.S. Treasury securities	29,896	3	—	29,899	—	18,654	11,245
Subtotal	58,372	3	—	58,375	28,476	18,654	11,245
Level 2:
U.S. government agency securities	43,883	3	(11)	43,875	—	5,749	38,126
Commercial paper	181,997	351	(11)	182,337	10,996	171,341	—
Corporate debt securities	149,088	806	(6)	149,888	—	149,888	—
Subtotal	374,968	1,160	(28)	376,100	10,996	326,978	38,126
Total assets measured at fair value	$435,768	$1,163	$(28)	$436,903	$41,900	$345,632	$49,371

	December 31, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,393	$—	$—	$1,393	$1,393	$—	$—
Level 1:
Money market funds	17,181	—	—	17,181	17,181	—	—
Level 2:
U.S. government agency securities	40,741	6	(14)	40,733	—	19,990	20,743
Commercial paper	108,248	107	(2)	108,353	—	108,353	—
Corporate debt securities	185,569	205	(20)	185,754	—	159,517	26,237
Asset-backed securities	1,561	3	—	1,564	—	1,564	—
Subtotal	336,119	321	(36)	336,404	—	289,424	46,980
Total assets measured at fair value	$354,693	$321	$(36)	$354,978	$18,574	$289,424	$46,980
Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $1.2 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. There were no gross realized gains and gross realized losses for the three and six months ended June 30, 2020 and 2019.
The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but not deemed due to credit losses and therefore not required to be charged to earnings against the allowance for expected credit losses, as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$11,245	$—	$—	$—
U.S. government agency securities	27,125	(11)	24,235	(14)
Commercial paper	69,920	(11)	5,426	(2)
Corporate debt securities	8,494	(6)	38,668	(20)
Total	$116,784	$(28)	$68,329	$(36)
The Company held a total of 13 and 18 positions which were in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. The Company determined that there was no allowance for expected credit losses related to our available-for-sale investments as of June 30, 2020 because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of June 30, 2020.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$355,483	$356,628
Mature in one to five years	49,381	49,371
Total	$404,864	$405,999

The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Term Loan measured at fair value on a recurring basis using Level 3 unobservable inputs for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
(in thousands)	Compound Derivative Liability	Compound Derivative Liability
Fair value at beginning of period	$977	$161
Change in fair value	(650)	165
Fair value at end of period	$327	$326
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of June 30, 2020.

	June 30, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Input
Compound derivative liability	$327	Discounted cash flow	Discount rate	8.4%
			Probability of the occurrence of certain events	20.0%
The estimated fair value of the Term Loan was $82.0 million as of June 30, 2020 and was classified as Level 3. The key valuation assumptions used consist of the discount rate of 8.4% and the probability of the occurrence of certain events of 20.0%. The estimated fair value of the Convertible Senior Notes was $209.9 million as of June 30, 2020 and they were classified as Level 3. The key valuation assumptions used consist of the discount rate of 10.7% and volatility of 48.0%.
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
Operating lease cost was $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. Variable lease cost was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Operating cash flows for both the six months ended June 30, 2020 and 2019 included $0.5 million in cash payments for operating leases. Expenses related to short-term leases were not significant for the three and six months ended June 30, 2020 and 2019.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of June 30, 2020.

(in thousands)	June 30, 2020
2020 (remaining six months)	562
2021	1,377
2022	1,662
2023	1,712
2024	1,763
2025 and thereafter	4,959
Total lease payments(1)	12,035
Less: imputed interest	(2,432)
Total operating lease liabilities	$9,603
(1) As noted above, the operating lease for the Second Expansion Premises is expected to commence on September 1, 2020 and therefore the lease related to the Second Expansion Premises is not recognized on the condensed balance sheet as of June 30, 2020. As of June 30, 2020, future minimum lease payments related to the Second Expansion Premises are expected to be $8.2 million over the lease term of 7.0 years.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average incremental borrowing rate used to determine the operating lease liabilities was 6.0% as of June 30, 2020 and December 31, 2019. The Company's weighted-average remaining lease term was 7.2 years and 7.7 years as of June 30, 2020 and December 31, 2019, respectively.
NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of June 30, 2020 and December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Furniture and fixtures	$273	$265
Computer and lab equipment	3,037	3,867
Leasehold improvements	1,244	1,244
	4,554	5,376
Less: accumulated depreciation and amortization	(3,122)	(2,648)
Total property and equipment, net	$1,432	$2,728
Depreciation and amortization expense was approximately $0.2 million for both the three months ended June 30, 2020 and 2019, and $0.5 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Accrued clinical and nonclinical study costs	$4,189	$8,343
Accrued contract manufacturing	5,004	17,343
Accrued compensation	5,202	3,367
Accrued professional fees and other	6,374	3,727
Total accrued expenses and other current liabilities	$20,769	$32,780

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
On March 27, 2019, the Company modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan was increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan was extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan at the date of modification remained outstanding, and additional tranches of $20.0 million and $15.0 million were available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million was to be available for draw down between January 1, 2020 and December 15, 2020, on the condition that the Company obtains final approval from the U.S. Food and Drug Administration, or FDA, of the New Drug Application, or NDA, for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon request by the Company and the approval of Hercules' investment committee. The Company accounted for the third amendment as a modification to the existing Term Loan. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.
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
On May 18, 2020, the Company and Hercules entered into the fifth amendment to the Term Loan. After giving effect to the fifth amendment, the additional tranche of $75.0 million was split into two separate tranches of $25.0 million and $50.0 million. The $25.0 million tranche will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that the Company obtains final approval from the FDA of the NDA for veverimer on or before December 15, 2020. The $50.0 million tranche will be available for draw down between January 1, 2021 and June 30, 2021, on the condition that the $25.0 million tranche has been drawn and final approval has been received for the NDA for veverimer on or before December 15, 2020. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon request by the Company and the approval of Hercules' investment committee. The fifth amendment also permits the issuance by the Company of certain convertible notes and cash payments to redeem or settle such convertible notes in accordance with the terms thereof. Such cash settlement or redemption is subject to a requirement that the Company maintain unrestricted cash in an amount not less than 100% of the outstanding obligations under the Term Loan from and after any such cash settlement or redemption, and that there be no default or event of default under the Term Loan at the time of such cash settlement or redemption. The fifth amendment also provides for an extension of the maturity date of the Term Loan from April 1, 2023, to April 1, 2024 if the $25.0 million tranche is drawn down. The Company accounted for the fifth amendment as a modification to the existing Term Loan. On May 19, 2020, the fourth tranche of the Term Loan was funded in the amount of $15.0 million.
The Term Loan bears interest at a floating per annum interest rate equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 6.00% and (y) 9.85%. The maturity date is April 1, 2023 and may be extended to April 1, 2024 if the tranche of $25.0 million described above is drawn. The Company will initially be making interest-only payments until April 1, 2021. If the Company achieves certain performance milestones, including that the Company obtains final approval from the FDA of the NDA for veverimer on or before December 15, 2020, and financial covenants, the interest-only period could be extended for up to an additional 24 months. Upon expiration of the interest-only period, the Company will repay the Term Loan in equal monthly installments comprised of principal and interest, based on a 30-month amortization schedule, through maturity. The Company will pay an additional amount of (a) $2.6 million due on March 1, 2022 and (b) the product of 7.55% and the aggregate loans funded under the Term Loan due at maturity or on any earlier date on which the loans become due. If the Company prepays the Term Loan, the Company will be required to pay a prepayment charge equal to (i) 2.00% of the amount being prepaid at any time during the first 12 months following the effective date of the third amendment (ii) 1.50% of the amount being prepaid after 12 months but prior to 24 months following the effective date of the third amendment (iii) 1.00% of the amount being prepaid after 24 months but prior to 36 months following the effective date of the third amendment and (iv) zero if prepaid any time after 36 months following the effective date of the third amendment but prior to the maturity.
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

In connection with the funding of the third tranche on December 13, 2019, the Company issued to Hercules a warrant to purchase 8,361 shares of its common stock at an exercise price of $23.92 per share. The common stock warrant was recorded in stockholders' equity at its fair value of approximately $0.3 million on December 13, 2019. The fair value of the common stock warrants were determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 72.7%, risk-free rate of 1.8% and stock price based on the December 13, 2019 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
In connection with the funding of the fourth tranche on May 19, 2020, the Company issued Hercules and Hercules Technology III, L.P. warrants to purchase a total of 6,270 shares of its common stock at an exercise price of $23.92 per share. The common stock warrant was recorded in stockholders' equity at its fair value of approximately $0.1 million on May 19, 2020. The fair value of the common stock warrants was determined using an option-pricing model with the following assumptions: time to liquidity of 7.0 years, volatility of 69.9%, risk-free rate of 0.5% and stock price based on the May 19, 2020 closing price of the Company's common stock reported by The Nasdaq Global Select Market.
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
As of June 30, 2020, the Company calculated the fair values of the compound derivative using the “with and without” method under the income approach by computing the difference between the fair value of the Term Loan with the compound derivative, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 8.4% and the probability of the occurrence of certain events of 20.0%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $0.3 million as of June 30, 2020 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of June 30, 2020 and December 31, 2019, there were unamortized issuance costs and debt discounts of $3.0 million and $3.6 million, respectively, which were recorded as a direct deduction from the Term Loan on the condensed balance sheets.

The following table presents future payments of principal and interest on the Term Loan as of June 30, 2020.

(in thousands)	June 30, 2020
2020 (remaining six months)	$3,183
2021	26,574
2022	33,344
2023	24,867
87,968
Less: amount representing interest	(12,968)
Present value of Term Loan	75,000
Less: current portion	(6,784)
Long-term portion of Term Loan	$68,216
Convertible Senior Notes
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, pursuant to an indenture, dated as of May 22, 2020, or the Indenture, between the Company and U.S. Bank National Association, as trustee, or the Trustee. The offering and sale of the Convertible Senior Notes were made by the Company to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance includes the exercise in full by the initial purchasers of their option to purchase an additional $25.0 million aggregate principal amount of Convertible Senior Notes. Net proceeds from the offering were $193.3 million after deducting underwriting discounts and commissions and other offering costs of approximately $6.7 million.
The Convertible Senior Notes are senior unsecured obligations of the Company, and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company’s option, on or after May 20, 2024 and on or before the 40th scheduled trading day immediately prior to the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company is not required to and no sinking fund is provided for the Convertible Senior Notes.
The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of June 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Holders may convert their Convertible Senior Notes, at their option, prior to the close of business on the business day immediately preceding February 15, 2027, only under the following circumstances:
•during any fiscal quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five consecutive business day period immediately following any ten consecutive trading day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes, as determined following a request by a holder of notes in accordance with certain procedures described in the Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day;
•upon the occurrence of certain corporate events or distributions of the Company’s common stock, as described in the Indenture;
•after the Company’s issuance of a notice of redemption; or
•at any time from, and including, February 15, 2027 until the close of business on the trading day immediately before the maturity date.
If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Senior Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Senior Notes in connection with such a corporate event or notice of redemption, as the case may be.
The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s secured indebtedness, including secured indebtedness under the Term Loan, to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s future subsidiaries, if any.
The Indenture contains customary events of default with respect to the Convertible Senior Notes and provides that upon certain events of default occurring and continuing, the trustee may, and the trustee at the request of holders of at least 25% in principal amount of the Convertible Senior Notes shall declare all principal and accrued and unpaid interest, if any, of the Convertible Senior Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.
At issuance, the Convertible Senior Notes were bifurcated into liability and equity components and accounted for separately. The carrying amount of the liability component was calculated to be $117.7 million by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The carrying amount of the equity component was calculated to be $82.3 million and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The allocation of proceeds into the equity component resulted in a debt discount for the Convertible Senior Notes that is amortized to interest expense at an effective interest rate of 13.5% over the effective life of the Convertible Senior Notes of 7.0 years, using the effective interest method.
Underwriter discounts and issuance costs of $6.7 million were allocated to the liability and equity components based on the proportion of proceeds allocated to the debt and equity components. Underwriter discounts and issuance costs allocated to the liability component were $4.0 million and are amortized to interest expense over the term of the Convertible Senior Notes using the effective interest method. Underwriter discounts and issuance costs attributable to the equity component were $2.7 million and are netted against the equity component in additional paid-in capital.

The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of June 30, 2020.

(in thousands)	June 30, 2020
Liability component:
Principal	$200,000
Unamortized discount - equity component	(81,423)
Unamortized underwriter discounts and issuance costs	(3,932)
Net carrying amount	$114,645

Equity component, net of underwriter discounts and issuance costs	$79,498
The remaining unamortized debt discount will be amortized over approximately 6.9 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2020.

(in thousands)
Contractual interest expense	$758
Amortization of debt discount	837
Amortization of underwriter discounts and issuance costs	22
Total interest expense	$1,617

NOTE 7. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations from its operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of June 30, 2020.

	June 30, 2020
(in thousands)	Total	2020(5)	2021 - 2022	2023 - 2024	Thereafter
Term Loan(1)	$96,250	$3,183	$62,538	$30,529	$—
Convertible Senior Notes(2)	248,864	3,364	14,000	14,000	217,500
Lease obligations(3)	20,229	764	5,018	5,953	8,494
Tenant improvement loan	93	47	46	—	—
Manufacturing and service contracts(4)	557,770	23,652	81,310	113,202	339,606
Total contractual obligations and commitments	$923,206	$31,010	$162,912	$163,684	$565,600
(1)Comprised of amounts due under the fifth amendment to the Term Loan executed on May 18, 2020.
(2)Comprised of interest payable and principal repayment due under the Convertible Senior Notes' Indenture.
(3)Comprised of the rent payments on our existing lease and on the Second Expansion Premises which will commence on September 2020 under our amended lease that was executed on August 14, 2019.
(4)The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Commercial Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.
(5)Remaining six months.
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
The Supply Agreement may be terminated by either party following an uncured material breach by the other party, in the event the other party becomes insolvent or subject to bankruptcy proceedings, or in connection with a force majeure event that continues beyond 12 months. In addition, the Supply Agreement may be terminated by the Company upon the occurrence of certain regulatory events or actions, including: (i) if the Company does not obtain regulatory approval for veverimer by a specified date or (ii) if the Company terminates its commercialization of veverimer or fails to launch veverimer by a specified date. The Company’s obligation to purchase veverimer is subject to minimum and maximum annual commitments, with the minimum commitments subject to modest reduction in certain circumstances. Patheon has agreed to make facility improvements under the Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing veverimer. Under the Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments will be expensed to research and development prior to FDA approval of veverimer.
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
Contingencies
While there are no material legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. The Company does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period, depending upon the level of income for the period.
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
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2020 and December 31, 2019, the Company had 50,039,587 and 49,763,176 shares of common stock outstanding, respectively. As of June 30, 2020, and December 31, 2019, the Company had no shares of preferred stock outstanding.
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
Common stock reserved for future issuance as of June 30, 2020 and December 31, 2019, consisted of the following.

	June 30, 2020	December 31, 2019
Stock options and RSUs issued and outstanding	9,557,072	6,809,257
Stock options, RSUs and ESPP shares authorized for future issuance	2,719,321	3,257,316
Total	12,276,393	10,066,573

NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(58,170)	$(36,626)	$(132,284)	$(74,523)
Denominator:
Weighted-average common shares outstanding	49,963,026	48,684,744	49,904,323	45,501,818
Less: weighted-average shares subject to repurchase	(2,954)	(10,506)	(3,584)	(11,957)
Weighted-average number of shares used in basic and diluted net loss per share	49,960,072	48,674,238	49,900,739	45,489,861
Net loss per share, basic and diluted	$(1.16)	$(0.75)	$(2.65)	$(1.64)
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

	June 30,
	2020	2019
Warrants to purchase common stock	138,268	123,637
Assumed conversion of Convertible Senior Notes	6,019,560	—
Common stock subject to repurchase	2,520	8,707
Options and RSUs issued and outstanding	9,557,072	6,723,332
Total potential common shares excluded from the computation of diluted net loss per share	15,717,420	6,855,676

NOTE 10. SUBSEQUENT EVENTS
On July 14, 2020, the Company received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review. The notification does not specify the deficiencies identified by the FDA.

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
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2034 in the United States, Australia, China, Hong Kong, India, Israel, Japan, Mexico, Russia and certain other markets, and at least 2035 in Europe.
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
The FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. We have been working cooperatively with the FDA on review matters related to our NDA. However, on July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of our NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review. The notification does not specify the deficiencies identified by the FDA. In our late cycle meeting with the FDA, held in May 2020, we addressed two substantive review issues that the FDA had raised in advance of the meeting, namely concerns related to the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and the applicability of data from the TRCA-301 and TRCA-301E trials to the U.S. population. At the late cycle meeting, we presented our rationale for why we believe our data addressed the substantive review issues raised by the FDA. Because the July 14th notification does not specify the deficiencies identified by the FDA, we cannot be certain what the identified deficiencies are or whether the deficiencies relate to the substantive review issues raised by the

FDA in connection with the late cycle meeting, or other matters. While we plan to work with the FDA to resolve the deficiencies referenced in the July 14, 2020 letter, we require additional information from the FDA before we can evaluate whether and how we will be able to address those deficiencies. We believe we are likely to receive that clarification in the form of a Complete Response Letter, or CRL. Consequently, at this time we do not believe we will receive approval to market veverimer in the United States by our PDUFA goal date of August 22, 2020, if at all.
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
At this time, we continue to plan for the potential commercial launch of veverimer upon approval. We have hired approximately 40 specialty account managers in key territories, which we believe will allow us to reach, either in person or remotely, 70% to 80% of the 5,000 highest-prescribing nephrologists in the United States. Depending on if and when we receive marketing approval, we may supplement these efforts by implementing an extensive digital campaign to extend the reach of our promotional efforts. As we gain an understanding of the effectiveness of our specialty account manager field force and our digital campaign during the initial stage of the commercial launch, we plan to evaluate and adjust commercial launch plans as appropriate, including the ultimate size of our field sales force, which previously anticipated the deployment of 80 to 85 specialty account managers. Our commercial leadership team and the majority of our 10 regional business directors have been hired to manage this process. We continue to interact with payers to discuss access to veverimer, if approved. Our commercial payer team has met with over 115 payers representing over 300 million lives. While some recent interactions have been converted to virtual meetings, in general, we do not believe the COVID-19 pandemic has affected our interactions with payers. We do not yet know the full impact that further discussions with the FDA or COVID-19 will have on the potential commercial launch of veverimer.
At this time, in light of our ongoing and currently scheduled manufacturing campaigns, we believe we have sufficient drug substance and drug product to supply the anticipated demand of our confirmatory postmarketing trial, VALOR-CKD. In addition, we believe scheduled manufacturing campaigns will provide sufficient drug substance and there is sufficient drug product manufacturing capacity available to supply our initial anticipated commercial demand. Future manufacturing campaigns will provide additional drug substance and drug product supply for both clinical and commercial purposes. Veverimer drug substance manufacturing is conducted for Tricida by Patheon Austria GmbH & Co KG, or Patheon, in their Linz, Austria facility. We are in regular communication with Patheon and PCI Pharma Services, our drug product manufacturer and, to our knowledge, there have not been business disruptions at these sites due to COVID-19, and the production of veverimer drug substance and drug product is ongoing as planned. At this time, we have not experienced any material disruption in the distribution network for veverimer, including the provision of raw materials, the shipping of drug substance and drug product and the provision of clinical trial supplies to trial participants.
Tricida is led by a seasoned management team that includes the founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through June 30, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $58.2 million and $36.6 million for the three months ended June 30, 2020 and 2019, respectively, and $132.3 million and $74.5 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020, we had an accumulated deficit of $501.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:
•conduct clinical studies of veverimer, including the VALOR-CKD trial;
•continue to optimize the manufacturing processes and manufacture drug substance and drug product to support the VALOR-CKD trial and, upon successful validation, the commercial launch, if approved;
•increase our research and development efforts;
•hire additional personnel;
•create additional infrastructure to support our product development;
•seek regulatory approval for veverimer, including attempting to address any deficiencies identified by the FDA;
•engage in commercial launch activities;
•maintain, expand and protect our intellectual property portfolio; and
•add operational, financial and management information systems to support ongoing operations, including operating as a public company.
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings, the Convertible Senior Note issuance and financing under the Hercules facility, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop veverimer.
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
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Operating expenses:
Research and development	$28,757	$28,976	$(219)	(1)%	$78,138	$60,399	$17,739	29%
General and administrative	28,418	8,861	19,557	221%	51,944	15,213	36,731	241%
Total operating expenses	57,175	37,837	19,338	51%	130,082	75,612	54,470	72%
Loss from operations	(57,175)	(37,837)	(19,338)	51%	(130,082)	(75,612)	(54,470)	72%
Other income (expense), net	2,675	2,602	73	3%	3,488	3,869	(381)	(10)%
Interest expense	(3,756)	(1,391)	(2,365)	170%	(5,776)	(2,780)	(2,996)	108%
Loss before income taxes	(58,256)	(36,626)	(21,630)	59%	(132,370)	(74,523)	(57,847)	78%
Income tax benefit	86	—	86	N/M	86	—	86	N/M
Net loss	$(58,170)	$(36,626)	$(21,544)	59%	$(132,284)	$(74,523)	$(57,761)	78%
Research and Development Expense
The following table presents our research and development expense for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change
(in thousands)	2020	2019	$	%
Clinical development costs	$20,917	$21,728	$(811)	(4)%
Personnel and related costs	3,949	3,678	271	7%
Stock-based compensation expense	3,191	2,322	869	37%
Other research and development costs	700	1,248	(548)	(44)%
Total research and development expense	$28,757	$28,976	$(219)	(1)%

Comparison of the three months ended June 30, 2020 and 2019
Research and development expense was $28.8 million and $29.0 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.2 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $0.8 million related to reduced expenditures on our VALOR-CKD trial and costs related to finalizing our TRCA-301E trial completed in March 2019, partially offset by an increase in manufacturing process optimization; increased personnel and related costs of $0.3 million related to salary increases; increased stock-based compensation expense of $0.9 million related to annual awards and performance awards granted in July 2019; and a decrease in other research and development costs of $0.5 million primarily related to lower travel costs.
The following table presents our research and development expense for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change
(in thousands)	2020	2019	$	%
Clinical development costs	$62,057	$47,345	$14,712	31%
Personnel and related costs	7,881	7,207	674	9%
Stock-based compensation expense	6,324	3,702	2,622	71%
Other research and development costs	1,876	2,145	(269)	(13)%
Total research and development expense	$78,138	$60,399	$17,739	29%
Comparison of the six months ended June 30, 2020 and 2019
Research and development expense was $78.1 million and $60.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $17.7 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $14.7 million related to manufacturing processes optimization and the manufacturing of drug substance for commercial and clinical use, partially offset by reduced expenditures associated with conducting our VALOR-CKD trial, our TRCA-301E trial which was completed in March 2019 and the refund of the veverimer NDA application fee; increased personnel and related costs of $0.7 million related to salary increases; increased stock-based compensation expense of $2.6 million related to annual awards and performance awards granted in July 2019; and a decrease in other research and development costs of $0.3 million primarily related to lower travel costs.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change
(in thousands)	2020	2019	$	%
Personnel and related costs	$8,428	$2,305	$6,123	266%
Stock-based compensation expense	5,888	2,091	3,797	182%
Other general and administrative costs	14,102	4,465	9,637	216%
Total general and administration expense	$28,418	$8,861	$19,557	221%
Comparison of the three months ended June 30, 2020 and 2019
General and administrative expense was $28.4 million and $8.9 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $19.6 million was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $6.1 million due to headcount growth; increased stock-based compensation expense of $3.8 million due to headcount growth, annual awards and performance awards granted in July 2019; and additional other general and administrative costs of $9.6 million primarily related to pre-commercialization activities, medical affairs activities and recruiting and training costs.

The following table presents our general and administrative expense for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change
(in thousands)	2020	2019	$	%
Personnel and related costs	$14,674	$4,383	$10,291	235%
Stock-based compensation expense	11,129	3,369	7,760	230%
Other general and administrative costs	26,141	7,461	18,680	250%
Total general and administration expense	$51,944	$15,213	$36,731	241%
Comparison of the six months ended June 30, 2020 and 2019
General and administrative expense was $51.9 million and $15.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $36.7 million was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $10.3 million due to headcount growth; increased stock-based compensation expense of $7.8 million due to headcount growth, annual awards and performance awards granted in July 2019; and additional other general and administrative costs of $18.7 million primarily related to pre-commercialization activities, medical affairs activities and recruiting and training costs.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through June 30, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million under the Term Loan. As of June 30, 2020, we had cash, cash equivalents and short-term and long-term investments of $436.9 million.
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
On March 27, 2019, we modified the Term Loan with Hercules by entering into the third amendment to the Term Loan. After giving effect to the third amendment, the amount available under the Term Loan was increased from up to $100.0 million to up to $200.0 million to be funded in tranches, subject to certain performance-based milestones, and the maturity of the Term Loan was extended. Under the terms of the Term Loan, as amended by the third amendment, the $40.0 million of principal outstanding under the Term Loan at the date of modification remained outstanding, and additional tranches of $20.0 million and $15.0 million were available for draw down prior to December 15, 2019 and December 15, 2020, respectively. An additional tranche of $75.0 million was to be available for draw down between January 1, 2020 and December 15, 2020, on the condition that we obtain final approval from the FDA of the NDA for veverimer. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon our request and the approval of Hercules' investment committee. On December 13, 2019, the third tranche of the Term Loan was funded in the amount of $20.0 million.
On May 18, 2020, we entered into the fifth amendment to the Term Loan with Hercules. After giving effect to the fifth amendment, the additional tranche of $75.0 million was split into two separate tranches of $25.0 million and

$50.0 million. The $25.0 million tranche will be available for draw down between January 1, 2020 and December 15, 2020, on the condition that we obtain final approval from the FDA of the NDA for veverimer on or before December 15, 2020. The $50.0 million tranche will be available for draw down between January 1, 2021 and June 30, 2021, on the condition that the $25.0 million tranche has been drawn and final approval has been received for the NDA for veverimer on or before December 15, 2020. A final tranche of $50.0 million will be available for draw down on or prior to December 15, 2021, upon our request and the approval of Hercules' investment committee. The fifth amendment also permits us to issue certain convertible notes and cash payments to redeem or settle such convertible notes in accordance with the terms thereof. Such cash settlement or redemption is subject to a requirement that we maintain unrestricted cash in an amount not less than 100% of the outstanding obligations under the Term Loan from and after any such cash settlement or redemption, and that there be no default or event of default under the Term Loan at the time of such cash settlement or redemption. The fifth amendment also provides for an extension of the maturity date of the Term Loan from April 1, 2023, to April 1, 2024 if the $25.0 million tranche is drawn down. On May 19, 2020, the fourth tranche of the Term Loan was funded in the amount of $15.0 million.
The Term Loan bears interest at a floating per annum interest rate equal to the greater of either (i) 8.35% or (ii) the lesser of (x) 8.35% plus the prime rate as reported in The Wall Street Journal minus 6.00% and (y) 9.85%. The maturity date is April 1, 2023 and may be extended to April 1, 2024 if the tranche of $25.0 million described above is drawn. We will initially be making interest-only payments until April 1, 2021. If we achieve certain performance milestones, including that we obtain final approval from the FDA of the NDA for veverimer on or before December 15, 2020, and financial covenants, the interest-only period could be extended for up to an additional 24 months. Upon expiration of the interest-only period, we will repay the Term Loan in equal monthly installments comprised of principal and interest, based on a 30-month amortization schedule, through maturity. We will pay an additional amount of (a) $2.6 million due on March 1, 2022 and (b) the product of 7.55% and the aggregate loans funded under the Term Loan due at maturity or on any earlier date on which the loans become due. If we prepay the Term Loan, we will be required to pay a prepayment charge equal to (i) 2.00% of the amount being prepaid at any time during the first 12 months following the effective date of the third amendment (ii) 1.50% of the amount being prepaid after 12 months but prior to 24 months following the effective date of the third amendment (iii) 1.00% of the amount being prepaid after 24 months but prior to 36 months following the effective date of the third amendment and (iv) zero if prepaid any time after 36 months following the effective date of the third amendment but prior to the maturity.
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
Convertible Senior Notes
On May 22, 2020, we issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, pursuant to an indenture, dated as of May 22, 2020, or the Indenture, between us and U.S. Bank National Association, as trustee, or the Trustee. The offering and sale of the Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance includes the exercise in full by the initial purchasers of their option to purchase an additional $25.0 million aggregate principal amount of Convertible Senior Notes. Net proceeds from the offering were $193.3 million after deducting underwriting discounts and commissions and other offering costs of approximately $6.7 million.
Our Convertible Senior Notes are senior unsecured obligations, and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. We may redeem for cash all or any portion of the Convertible Senior Notes, at our option, on or after May 20, 2024 and on or before the 40th scheduled trading day immediately prior to the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We are not required to and no sinking fund is provided for the Convertible Senior Notes.
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of June 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Holders may convert their Convertible Senior Notes, at their option, prior to the close of business on the business day immediately preceding February 15, 2027, only under the following circumstances:
•during any fiscal quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period immediately following any ten consecutive trading day period, or the Measurement Period, in which the trading price per $1,000 principal amount of the Convertible Senior Notes, as determined following a request by a holder of notes in accordance with certain procedures described in the Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day;
•upon the occurrence of certain corporate events or distributions of our common stock, as described in the Indenture;
•after our issuance of a notice of redemption; or
•at any time from, and including, February 15, 2027 until the close of business on the trading day immediately before the maturity date.
If we undergo a fundamental change, as described in the Indenture, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Senior Notes in connection with such a corporate event or notice of redemption, as the case may be.
The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness, including secured indebtedness under the Term Loan, to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our future subsidiaries, if any.
The Indenture contains customary events of default with respect to the Convertible Senior Notes and provides that upon certain events of default occurring and continuing, the trustee may, and the trustee at the request of holders of at least 25% in principal amount of the Convertible Senior Notes shall declare all principal and accrued and unpaid interest, if any, of the Convertible Senior Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.

Funding Requirements
We have incurred losses and negative cash flows from operations since our inception and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $501.3 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•our ability to initiate, and the progress and results of, our planned clinical studies of veverimer;
•the timing and outcome of regulatory reviews of veverimer, including our ability to address any deficiencies identified by the FDA;
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
•the cost of fulfilling our minimum contractual obligations to our suppliers and vendors;
•the costs, timing and success of addressing any deficiencies identified by the FDA; and
•the extent to which we acquire or in-license other products and technologies.
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
Cash Flows
The following table presents a summary of the net cash flow activity for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(128,638)	$(56,929)
Investing activities	(57,934)	(172,549)
Financing activities	209,898	217,103
Net increase (decrease) in cash and cash equivalents	$23,326	$(12,375)
Cash Used in Operating Activities
During the six months ended June 30, 2020, cash used in operating activities was $128.6 million, which consisted of a net loss of $132.3 million, adjusted by changes in our non-cash charges of $19.5 million and operating assets and liabilities of $15.8 million. The non-cash charges consisted primarily of stock-based compensation of $17.5 million, accretion of Term Loan and Convertible Senior Notes of $2.3 million, depreciation and amortization of $0.5 million, and non-cash operating lease costs of $0.4 million, partially offset by changes in fair value of compound derivative liability of $0.7 million and net amortization of premiums and discounts on investments of $0.4 million. The changes in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other current liabilities of $10.6 million, an increase in prepaid expenses and other assets of $5.1 million and a decrease in accounts payable of $0.1 million.
During the six months ended June 30, 2019, cash used in operating activities was $56.9 million, which consisted of a net loss of $74.5 million, adjusted by changes in cash used in our operating assets and liabilities of $10.6 million and non-cash charges of $7.0 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $16.2 million, partially offset by a decrease in accounts payable of $3.8 million, an increase in prepaid and other assets of $1.4 million and a decrease in operating lease liabilities of $0.4 million. The non-cash charges consisted primarily of stock-based compensation of $7.1 million, accretion of Term Loan of $1.0 million, non-cash operating lease costs of $0.4 million, depreciation and amortization of $0.3 million and changes in fair value of compound derivative liability of $0.2 million, partially offset by net amortization of premiums and discounts on investments of $2.0 million.
Cash Used in Investing Activities
Net cash used in investing activities was $57.9 million and $172.5 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in investing activities during the six months ended June 30, 2020 was due to purchases of investments of $229.3 million and purchases of property and equipment of $0.6 million, partially offset by maturities of investments of $172.0 million. The net cash used in investing activities during the six months ended June 30, 2019 was due to purchases of investments of $299.1 million and purchases of property and equipment of $1.0 million, partially offset by maturities of investments of $127.6 million.

Cash Provided by Financing Activities
Net cash provided by financing activities was $209.9 million and $217.1 million for the six months ended June 30, 2020 and 2019, respectively. The net cash provided by financing activities during the six months ended June 30, 2020 was primarily due to net proceeds from the issuance of Convertible Senior Notes of $193.3 million, Term Loan funding of $15.0 million and proceeds from the issuance of common stock under equity award plans of $1.7 million. The net cash provided by financing activities during the six months ended June 30, 2019 was primarily due to net proceeds from our equity offering of $217.9 million and proceeds from the issuance of common stock under equity incentive plans of $1.6 million, partially offset by facility and legal fees related to the third amendment to the Term Loan of $1.4 million and payments of equity offering costs of $0.9 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2020, compared to the year ended December 31, 2019. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one product candidate, veverimer (also known as TRC101), that is still in clinical trials and has no commercial sales and for which the U.S. Food and Drug Administration, or FDA, has identified unspecified deficiencies in our New Drug Application, or NDA, being reviewed under the Accelerated Approval Program, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a pharmaceutical company focused on the development and commercialization of our product candidate, veverimer, a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $58.2 million and $36.6 million for the three months ended June 30, 2020 and 2019, respectively and $132.3 million and $74.5 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020, we had an accumulated deficit of $501.3 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our product candidate veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
If veverimer is not successfully developed or commercialized, including because we are unable to address the deficiencies identified by the FDA in our NDA, because of a lack of capital or otherwise, or if we do not generate enough revenue following marketing approval, we will not achieve profitability and our business may fail. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We are currently advancing veverimer through clinical development. As of June 30, 2020, we had working capital of $362.9 million and cash, cash equivalents and investments of $436.9 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other product candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with attempting to address deficiencies identified by the FDA. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $436.9 million and additional borrowings under our Loan and Security Agreement, or Term Loan, with Hercules Capital, Inc., or Hercules, will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•the time and cost necessary to obtain regulatory approvals for veverimer and any future product candidates that we develop, in-license or acquire;
•our ability to obtain approval for veverimer through the Accelerated Approval Program;
•the costs associated with addressing deficiencies identified by the FDA and any increased costs associated with raising capital in light of such deficiencies or resulting delays;
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
•the cost of fulfilling our minimum contractual obligations to our suppliers and vendors;
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
Risks Related to Our Business
We are dependent on the success of veverimer, our only product candidate. The FDA has notified us that it has identified deficiencies with our NDA. If we are unable to successfully develop, obtain regulatory approval for and commercialize veverimer, or experience significant delays in doing so, our business will be materially harmed.
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
The FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. We have been working cooperatively with the FDA on review matters related to our NDA. However, on July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review. The notification does not specify the deficiencies identified by the FDA. In our late cycle meeting with the FDA, held in May 2020, we addressed two substantive review issues that the FDA had raised in advance of the meeting, namely concerns related to the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and the applicability of data from the TRCA-301 and TRCA-301E trials to the U.S. population. At the late cycle meeting, we presented our rationale for why we believe our data addressed the substantive review issues raised by the FDA. Because the July 14th notification does not specify the deficiencies identified by the FDA, we cannot be certain what the identified deficiencies are or whether the deficiencies relate to the substantive review issues raised by the FDA in connection with the late cycle meeting, or other matters. While the Company plans to work with the FDA to resolve the deficiencies referenced in the July 14, 2020 letter, we require additional information from the FDA before we can evaluate whether and how we will be able to address those deficiencies. We believe we are likely to receive that clarification in the form of a Complete Response Letter, or CRL. Consequently, at this time we do not believe we will receive approval to market veverimer in the United States by our PDUFA goal date of August 22, 2020, if at all.
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
•our ability to obtain U.S. marketing approval for veverimer through the Accelerated Approval Program, including our ability to address any deficiencies identified by the FDA;
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
Our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program, but such program may not actually lead to a faster development or regulatory review or approval process. The FDA has notified us that it has identified deficiencies with our NDA. If we are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
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
While our NDA is being reviewed through the Accelerated Approval Program, there can be no assurance that approval will be granted on a timely basis, or at all. For example, there can be no assurance that the FDA will ultimately agree that the results of our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and the design and size of our confirmatory postmarketing trial, VALOR-CKD, will be sufficient to support such approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our pivotal Phase 3 clinical trial, TRCA-301, may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of veverimer, could increase the cost of its development, could delay our ability to commercialize veverimer and could significantly harm our financial position and competitive position in the marketplace.
The FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. We have been working cooperatively with the FDA on review matters related to our NDA. However, on July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review. The notification does not specify the deficiencies identified by the FDA. In our late cycle meeting with the FDA, held in May 2020, we addressed two substantive review issues that the FDA had raised in advance of the meeting, namely concerns related to the magnitude and durability of the treatment effect on the surrogate marker of serum bicarbonate demonstrated in the TRCA-301 and TRCA-301E trials and the applicability of data from the TRCA-301 and TRCA-301E trials to the U.S. population. At the late cycle meeting, we presented our rationale for why we believe our data addressed the substantive review issues raised by the FDA. Because the July 14th notification does not specify the deficiencies identified by the FDA, we cannot be certain what the identified deficiencies are or whether the deficiencies relate to the substantive review issues raised by the FDA in connection with the late cycle meeting, or other matters. While the Company plans to work with the FDA to resolve the deficiencies referenced in the July 14, 2020 letter, we require additional information from the FDA before we can evaluate whether and how we will be able to address those deficiencies. We believe we are likely to receive that clarification in the form of a Complete Response Letter, or CRL. Consequently, at this time we do not believe we will receive approval to market veverimer in the United States by our PDUFA goal date of August 22, 2020, if at all.
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
To gain approval to market a drug product, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. On July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The FDA stated that the notification does not reflect a final decision on the information under review. The notification does not specify the deficiencies identified by the FDA. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In addition, results from compassionate use or investigator-initiated research programs, if implemented, may not be confirmed in Company-sponsored trials and/or may negatively impact the prospects for marketing approval for veverimer.
Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole product candidate, veverimer. Our NDA to market veverimer is currently under review by the FDA through the Accelerated Approval Program. The FDA has notified us that it has identified deficiencies with our NDA. We may not receive marketing approval for veverimer even though we believe we achieved the primary and secondary endpoints in our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. The FDA and other foreign regulatory agencies have substantial discretion in evaluating the results of our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, and our earlier Phase 1/2 trial, TRCA-101. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, do not support approval of our NDA for veverimer. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory agencies may disagree with our trial design and our interpretation of data from our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, our 40-week extension trial, TRCA-301E, or our nonclinical studies. Even though our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program based upon the FDA’s review of the data contained within the submission, upon the FDA’s review of the data from our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for veverimer.
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
If we are not successful in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to market veverimer, either through the FDA’s Accelerated Approval Program or the conventional pathway. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. The FDA has notified us that it has identified deficiencies with our NDA. We are not permitted to market veverimer in the United States until we receive approval of our NDA from the FDA.
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. While our NDA for veverimer has been accepted for review by the FDA through the Accelerated Approval Program, the FDA has notified us that it has identified deficiencies with our NDA and we have not submitted similar marketing approval applications to comparable foreign authorities.
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
For approval of veverimer through the Accelerated Approval Program, we are required to conduct a postmarketing clinical trial. On July 14, 2020, the FDA has notified us that it has identified deficiencies with our NDA. If the FDA is not satisfied that we are diligently conducting our confirmatory postmarketing trial, VALOR-CKD, it may affect the timing of the potential approval of our NDA for veverimer by the FDA through the Accelerated Approval Program. In addition, our confirmatory postmarketing trial, VALOR-CKD, may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
In addition, we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed, terminated early or aborted for a variety of reasons, including delay or failure to:
•obtain regulatory approval to commence a trial, if applicable;
•reach agreement on acceptable terms with prospective CROs, other third-party contract service providers and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, other third-party contract service providers and trial sites;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the ethics committees or IRBs of the institutions in which such trials are being conducted, by an independent Data Monitoring Committee, or DMC, for such trial or by the FDA or other regulatory agencies. Such parties may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Human clinical trials are very complicated undertakings and conducting CKD trials is particularly difficult because of the serious nature of the disease and the comorbidities experienced by these patients. If we obtain FDA approval through the Accelerated Approval Program, differences in the safety and efficacy profile not identified in our prior clinical trials may first appear after we obtain approval and commercialize veverimer. For example, any new postmarketing adverse events may significantly impact our ability to market veverimer and may require that we make changes to the product label that could adversely impact our commercialization efforts, recall some or all of the product, or discontinue commercialization of the product. Furthermore, if the confirmatory postmarketing trial, VALOR-CKD, fails to confirm veverimer’s clinical profile or clinical benefits, the FDA may withdraw its approval of veverimer. Any of these events would materially harm our business.
We have relied and continue to rely on third parties, particularly CROs, to conduct and complete our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize veverimer, if approved.
We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials for veverimer. We rely on these third parties to conduct and complete our clinical trials according to GCPs and the study protocol, statistical analysis plan and other study-specific documents (for example, safety management, clinical monitoring and blinding plans). Responsibilities of these third parties include, but are not limited to, monitoring of the study sites and ensuring that the study is conducted in compliance with International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines and GCPs, the informed consent process, protocol-specified requirements, safety reporting requirements, data collection guidelines and all study-specific blinding procedures.
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
We rely completely on third-party suppliers to manufacture, package and label our clinical drug supply of veverimer drug substance and drug product, and we intend to rely on third parties to produce, package and label commercial supply of veverimer drug substance and drug product, if approved.
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture, package and label veverimer on a clinical or commercial scale. As such, we contract with third-party service providers to manufacture veverimer drug substance and drug product, to perform analytical testing services and to package and label the product under cGMPs. Pharmaceutical manufacturing, testing and packaging facilities are subject to inspection by the FDA and foreign regulatory agencies on a regular basis, before and after product approval.
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
We currently depend on single third-party suppliers for the manufacture of veverimer drug substance and drug product, and any performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer.
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of veverimer drug substance, or that our drug product manufacturers, of which we have selected one to manufacture our initial commercial quantities, will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as veverimer. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of veverimer drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules. Any supply interruption in veverimer drug substance or drug product could materially harm our ability to complete our development program or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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
If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing veverimer drug substance and drug product until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment or the impact of a pandemic, such as COVID-19, may significantly impair our ability to manufacture veverimer on a timely basis.
Any performance failure or time delay in further optimizing or scaling our drug substance and/or drug product manufacturing processes could materially adversely affect, delay or interrupt the execution of our confirmatory postmarketing trial, VALOR-CKD, and potentially impact the commercialization of veverimer, if approved.
At this time, in light of our ongoing and currently scheduled manufacturing campaigns, we believe we have sufficient drug substance and drug product to supply the anticipated demand of our confirmatory postmarketing trial, VALOR-CKD. In addition, we believe scheduled manufacturing campaigns will provide sufficient drug substance and there is sufficient drug product manufacturing capacity available to supply our initial anticipated commercial demand, if approved. Future manufacturing campaigns will provide additional drug substance and drug product supply for both clinical and commercial purposes. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to further optimize and scale our drug substance and/or further optimize, validate and scale our drug product manufacturing processes could materially adversely affect or delay our ability to (i) have sufficient quantities of veverimer drug substance and drug product manufactured to successfully conduct our ongoing confirmatory postmarketing trial, VALOR-CKD, or (ii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.
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
Even if veverimer obtains regulatory approval, it may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, third-party payers and the medical community.
Even if we obtain FDA or other regulatory approvals, veverimer may not achieve market acceptance among physicians, patients, third-party payers or the medical community, and may not be commercially successful. If approved, market acceptance of veverimer depends on a number of factors, including:
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
We currently have limited sales or marketing capabilities. In order to commercialize veverimer, if approved, we must build marketing and sales capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States through approximately 40 specialty account managers who will target that subset of nephrologists most focused on treating patients with CKD. Building the requisite sales, marketing and distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble and retain an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of veverimer. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize veverimer if and when it receives regulatory approval or any such commercialization may experience delays or limitations.
We may be subject to additional risks related to operating in foreign countries either ourselves or through a third party, including:
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
The NDA safety database for new drugs intended for chronic use in non-life-threatening conditions typically includes at least 1,500 individuals, with at least 100 patients exposed to the drug for a minimum of one year (Guideline for Industry ICH-E1A: The Extent of Population Exposure to Assess Clinical Safety: For Drugs Intended for Long-term Treatment of Non-Life-Threatening Conditions). At the time of submitting our NDA, the veverimer safety database was significantly smaller than the guidance suggests. Given the toxicology study results and clinical safety profile observed to date for veverimer, as well as the non-absorbed nature of the drug, we believe our proposed safety database was adequate for the filing of the veverimer NDA and its review through the Accelerated Approval Program. However, we cannot assure you that the FDA will agree with our proposal. If they require additional safety data in our NDA, this could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations. The FDA has notified us that it has identified deficiencies with our NDA.

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
Drug-related side effects could result in potential product liability claims, especially if they were not included in the consent forms for clinical trials, including trials conducted under compassionate use or investigator-initiated research programs, or were not included in the warnings of any FDA-approved labeling. We currently carry product liability insurance covering use in our clinical trials in the amount of $20.0 million in the aggregate; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts if liability and legal costs exceed the threshold limits. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, business and financial condition, and commercial reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, increased costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators or other governmental entities, monetary awards to patients or other claimants, the inability to commercialize veverimer and decreased demand for our product, if approved for marketing.
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
As of June 30, 2020, we had 195 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials, marketing and commercialization activities for veverimer. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management. The loss of services of any of these individuals or our inability to attract and retain additional qualified personnel could delay or prevent the successful development of our product, completion of our planned clinical trials or the commercialization of veverimer. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. Any of our employees could leave our employment at any time, with or without notice. As such, an extended delay in the approval of veverimer could impact our ability to attract and retain qualified senior management.
Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. Further, an extended delay in the approval of veverimer could impact our ability to attract and retain qualified personnel. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
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
Misconduct by our employees, independent contractors, consultants, commercial partners and vendors could include intentional failures to comply with the FDA or international regulations, provide accurate information to the FDA or other international regulatory bodies, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data timely, completely and accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by third parties could also involve the improper use of information obtained in the course of clinical trials.

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
•maintain deposit accounts or securities accounts without account control agreements in place; and
•limit the extension of further credit prior to the approval of the NDA for veverimer.
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
Our Term Loan with Hercules obligates us to make certain interest and principal payments. In addition, in May 2020, we issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, pursuant to which we pay interest semiannually in arrears at a rate of 3.50% per year. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance we will be in a position to repay these indebtedness when due or obtain extensions to the maturity date of the Term Loan. We anticipate that we will need to secure additional funding to repay these obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or additional convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders.
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
Transactions relating to our Convertible Senior Notes may dilute the ownership interest of our stockholders.
The conversion of some or all of our outstanding Convertible Senior Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such Convertible Senior Notes. If the Convertible Senior Notes become convertible under the terms of the indenture governing the Convertible Senior Notes, and if holders subsequently elect to convert the Convertible Senior Notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices for our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions. Additionally, anticipated conversion of such Convertible Senior Notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible indebtedness securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results.
Accounting Standards Codification Subtopic 470-20, or ASC 470-20, Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible indebtedness instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects our non-convertible indebtedness interest rate. Accordingly, the equity component of the Convertible Senior Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet at the issuance date, and the value of the equity component is treated as original issue discount for purposes of accounting for the indebtedness component of the Convertible Senior Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our statement of operations and comprehensive loss in the current and future periods presented as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their principal amount over the term of the Convertible Senior Notes. We will report greater net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
In addition, under certain circumstances, in calculating earnings per share, convertible indebtedness instruments (such as the Convertible Senior Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares of common stock issuable upon conversion of the Convertible Senior Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. However, we might not be eligible to use the treasury stock method if, due to cash maintenance requirements under our Term Loan, we can only physically settle conversion of the Convertible Senior Notes. In addition, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, if any, then our diluted earnings per share would be adversely affected. However, if reflecting the Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Senior Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Senior Notes will not be reflected in our diluted earnings per share.
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share.

We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Senior Notes, or otherwise, that could have an adverse impact on our financial statements.
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
We may seek to establish collaboration or similar agreements with one or more established biotechnology, pharmaceutical or specialty pharmaceutical companies to support the development, regulatory approval and commercialization of veverimer outside of the United States and we may seek similar arrangements for the development or commercialization of veverimer in the United States. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for veverimer, both in the United States and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
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
Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could compromise sensitive data and result in material disruptions to our drug development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants regularly defend against cybersecurity or other business continuity risks, and are vulnerable to damage from computer viruses, cyber attacks, data loss, ransomware, phishing attacks, industrial espionage, other unauthorized access, technological or human error, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions to our operations and result in material disruptions to our drug development programs. For example, the compromise, corruption, loss or theft of clinical trial data from completed or ongoing clinical trials for our product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a compromise, corruption, loss or theft of or other damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and significant costs in remediating the incident, complying with regulatory requirements and defending against claims or regulatory investigations. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. Such events could also adversely affect our competitive position, our reputation could be harmed and the further development of our product candidate could be delayed.
We are subject to evolving privacy and data protection laws, including the Health Information Portability and Accountability Act, or HIPAA, the EU General Data Protection Regulation, or GDPR, and the new California Consumer Protection Act, or CCPA. If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal information. HIPAA establishes a set of national privacy and security standards for the protection of protected health information (as defined in HIPAA), or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area, or EEA and the United Kingdom). The GDPR which came into effect on May 25, 2018, establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/United Kingdom unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, which we are certified to for the facilitation of transfers of non-HR data. However, in July 2020 the Court of Justice of the European Union, or CJEU declared the Privacy Shield to be invalid. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will – subject to additional guidance from regulators in the EEA/United Kingdom – need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows.
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
In addition, we are subject to various U.S. state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA now, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, certain provisions of the law will sunset at the end of 2020, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process. The CCPA permits the imposition of civil penalties enforced by the California Attorney General, and provides a private right of action for consumers in the event of a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance, and the CCPA may be further amended, including through a referendum called the California Privacy Rights Act that has qualified for the November 2020 ballot in California. Similarly, we are following the development of new data laws in Washington State, in Washington D.C. and around the country. We cannot yet predict the impact of the CCPA or other potential new laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Moreover, even if the FDA does find that changes from baseline in serum bicarbonate are sufficiently likely to predict clinical benefit for patients, the FDA may not agree that we have achieved the primary endpoint in our pivotal Phase 3 clinical trial, TRCA-301, to the magnitude or to the degree of statistical significance required by the FDA. Further, even if those requirements are satisfied, the FDA also could give overriding weight to inconsistent or otherwise confounding results on other efficacy endpoints or other results of the trial, including results on secondary and exploratory endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Regulatory authorities in other countries may take similar positions. On July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The notification does not specify the deficiencies identified by the FDA.
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
If veverimer receives approval through the Accelerated Approval Program, it will be subject to ongoing regulatory requirements for conducting postmarketing clinical studies and trials, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers, manufacturers’ facilities and testing laboratories are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we, our contract manufacturers and testing laboratories are subject to continual review and periodic inspections to assess compliance with cGMP. Furthermore, we, our contract manufacturers and testing laboratories will be required to comply with FDA Pharmacovigilance, or PV, requirements and PV inspections by the FDA. Accordingly, we must conduct the postmarketing trial in a diligent manner and we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for veverimer. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote veverimer for indications or uses for which it does not have FDA approval.
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
We are seeking FDA approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis and CKD, but we cannot be certain what indication and what labeling language will be approved for veverimer, if approved. On July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. If veverimer is approved through the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of veverimer has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and veverimer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
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
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the federal civil False Claims Act, or FCA, the Prescription Drug Marketing Act, the federal criminal Anti-Kickback Statute, and other alleged violations in connection with the promotion of products for unapproved uses and government reimbursement (e.g. Medicare and/

or Medicaid). Many of these investigations originate as “qui tam” actions under the FCA. Under the FCA, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. The FDA has since announced that it is working toward the goal of restarting on-site inspections, but it is currently unclear when or how this will be done. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. On July 14, 2020, we received a notification from the FDA stating that, as part of its ongoing review of the Company’s NDA, the FDA has identified deficiencies that preclude discussion of labeling and postmarketing requirements/commitments at this time. The notification does not specify the deficiencies identified by the FDA.

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
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand. A conviction for violation of the federal Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The federal Anti-Kickback Statute safe harbors, including, among others, the discount safe harbor, are the subject of possible reform. Any changes to the safe harbors may impact how we contract with customers in the future and impact our future pricing strategies with payers;
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam (or “whistleblower”) actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented claims to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. For example, among other things, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false or fraudulent claim to the federal government;
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
•U.S. and European reporting requirements detailing interactions with and payments to healthcare providers, such as the U.S. federal Physician Payments Sunshine Act, which requires, among other things, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties;
•state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, foreign governments or governmental bodies, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, and several recently passed state laws that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; and
•state law equivalents of each of the above federal laws, such as the federal Anti-Kickback Statute and FCA which may apply to items or services reimbursed by any third-party payers, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.
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
Further, the United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access.
In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the PPACA, which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been ongoing judicial and Congressional challenges to the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed at least two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, this decision is subject to further appeal and the courts are continuing to assess whether this means that the PPACA as a whole is unconstitutional. Additionally, on December 20, 2019, President Trump signed appropriations legislation for fiscal year 2020 that repealed the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar years beginning after December 31, 2020; and the medical device excise tax on non-exempt medical devices, for sales after December 31, 2019. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.
Additionally, there has been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state bills designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer sponsored patient support programs, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control prescription drug costs. Most recently, on July 24, 2020, President Trump signed a series of Executive Orders directing the Secretary of the Department of Health and Human Services to advance certain policies intended to reduce prescription drug prices and out-of-pocket costs for patients, including issuance of final regulations to allow importation of prescription drugs from Canada. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer and/or those products for which we may receive regulatory approval in the future.
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
In addition, there may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacturing, sales and distribution expenses.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, China and other countries will put pressure on the pricing and usage of veverimer. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for veverimer, if approved. Accordingly, in markets outside the United States, the reimbursement for veverimer compared with the United States may be insufficient to generate commercially reasonable revenue and profits.
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
In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. To the extent that we fail to obtain such assignments, such assignments do not contain a self-

executing assignment of intellectual property rights or such assignments are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.
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
As of June 30, 2020, we had outstanding a total of 50,039,587 shares. All of our outstanding shares of common stock are currently freely tradable in the public market.
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

As of June 30, 2020, holders of an aggregate of approximately 19.1 million shares of our common stock are entitled, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 73.8% of our outstanding voting stock.
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
Furthermore, certain provisions in the Indenture governing our Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the Indenture require us, at the holders’ election, to repurchase the Convertible Senior Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes or increase the conversion rate, which could make it more costly for a third party to acquire us. The Indenture also prohibits us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes our obligations under the Convertible Senior Notes and the Indenture. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Senior Notes or our stockholders.
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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, or any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated bylaws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits against us and our current or former directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate and our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As noted above under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements,” we anticipate that we will continue to incur losses for the foreseeable future. Our ability to utilize any future net operating losses may also be limited by legislation enacted in 2017 commonly referred to as the Tax Cut and Jobs Act, or Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80.0% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Recent legislation ameliorates some of these restrictions for losses incurred through 2020, but due to our lack of taxable income we expect our losses to continue to be carried forward past 2020. Due to these changes under the Tax Act, or potential future ownership changes under Section 382 of the Code, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability in future years.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation of Tricida, Inc.	8-K	3.1	June 16, 2020

4.1	Indenture, dated May 22, 2020, between Tricida, Inc. and U.S. Bank National Association.	8-K	4.1	May 22, 2020

4.2	Form of 3.50% Convertible Senior Notes due 2027 (included in Exhibit 4.1).	8-K	4.2	May 22, 2020

10.1	Fifth Amendment to Loan and Security Agreement, dated as of May 18, 2020 among Tricida, Inc., Hercules Capital Inc. and the several banks and other financial institutions or entities from time to time parties thereto.	8-K	10.1	May 19, 2020

10.2	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of May 19, 2020.	8-K	10.2	May 19, 2020

10.3	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of May 19, 2020.	8-K	10.3	May 19, 2020

10.4^	Tricida, Inc. Employee Stock Purchase Plan (as amended and restated June 11, 2020).	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Management contracts and compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2020

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Marc Cobo
Marc Cobo
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)