Form 10-Q
period 2020-09-30
Tricida, Inc.
filed 2020-11-09
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 30, 2020, the registrant had 50,184,500 shares of common stock, par value $0.001 per share, outstanding.

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
•the prospects of veverimer (also known as TRC101), our only investigational drug candidate, which is still in development;
•our ability to obtain approval of our New Drug Application, or NDA, for veverimer from the U.S. Food and Drug Administration, or FDA, under either conventional approval or the Accelerated Approval Program, if at all;
•our ability to resolve the issues identified by the FDA in a Complete Response Letter related to our NDA for veverimer;
•our expectations regarding the timing of the completion of any nonclinical or clinical study;
•the design of our ongoing VALOR-CKD trial (also known as TRCA-303), including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
•our expectations regarding the timing of the enrollment, endpoint accrual, completion and reporting of our VALOR-CKD trial;
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
•our ability to attract, retain and motivate key personnel;

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$29,712	$18,574
Short-term investments	288,284	289,424
Prepaid expenses and other current assets	8,063	4,744
Total current assets	326,059	312,742
Long-term investments	57,629	46,980
Property and equipment, net	1,782	2,728
Operating lease right-of-use assets	14,204	9,376
Total assets	$399,674	$371,826

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,787	$5,911
Current operating lease liabilities	1,822	1,072
Current Term Loan	13,714	—
Accrued expenses and other current liabilities	29,260	32,780
Total current liabilities	46,583	39,763

Non-current Term Loan, net	61,957	58,374
Convertible Senior Notes, net	116,625	—
Non-current operating lease liabilities	13,458	8,783
Other long-term liabilities	278	1,023
Total liabilities	238,901	107,943
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 50,184,240 and 49,763,176 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	50	50
Additional paid-in capital	739,247	632,647
Accumulated other comprehensive income (loss)	432	193
Accumulated deficit	(578,956)	(369,007)
Total stockholders’ equity	160,773	263,883
Total liabilities and stockholders’ equity	$399,674	$371,826
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$42,996	$31,976	$121,134	$92,375
General and administrative	29,273	13,120	81,217	28,333
Total operating expenses	72,269	45,096	202,351	120,708
Loss from operations	(72,269)	(45,096)	(202,351)	(120,708)
Other income (expense), net	907	2,387	4,395	6,256
Interest expense	(6,267)	(1,410)	(12,043)	(4,190)
Loss before income taxes	(77,629)	(44,119)	(209,999)	(118,642)
Income tax benefit (expense)	(36)	—	50	—
Net loss	(77,665)	(44,119)	(209,949)	(118,642)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(431)	(143)	239	639
Total comprehensive loss	$(78,096)	$(44,262)	$(209,710)	$(118,003)
Net loss per share, basic and diluted	$(1.55)	$(0.89)	$(4.20)	$(2.53)
Weighted-average number of shares outstanding, basic and diluted	50,120,086	49,418,025	49,974,388	46,813,876
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	50	641,571	(39)	(443,121)	198,461
Equity component of Convertible Senior Notes, net of underwriter discounts and issuance costs	—	—	79,498	—	—	79,498
Issuance of warrants in connection with Term Loan	—	—	112	—	—	112
Issuance of common stock under equity incentive plans	126,355	—	1,098	—	—	1,098
Stock-based compensation	—	—	9,079	—	—	9,079
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	902	—	902
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2020	50,039,587	50	731,358	863	(501,291)	230,980
Issuance of common stock upon exercises of warrants in connection with Term Loan	68,816	—	—	—	—	—
Issuance of common stock under equity incentive plans	75,837	—	234	—	—	234
Stock-based compensation	—	—	7,655	—	—	7,655
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(431)	—	(431)
Net loss	—	—	—	—	(77,665)	(77,665)
Balance at September 30, 2020	50,184,240	$50	$739,247	$432	$(578,956)	$160,773

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,148,247	$42	$386,830	$(153)	$(192,194)	$194,525
Issuance of warrant in connection with Term Loan	—	—	284	—	—	284
Issuance of common stock under equity incentive plans	527,859	1	736	—	—	737
Stock-based compensation	—	—	2,658	—	—	2,658
Net unrealized gain (loss) on available-for-sale investments	—	—	—	302	—	302
Net loss	—	—	—	—	(37,897)	(37,897)
Balance at March 31, 2019	42,676,106	43	390,508	149	(230,091)	160,609
Issuance of common stock in connection with public offering, net of underwriter discounts and issuance costs	6,440,000	6	217,003	—	—	217,009
Issuance of common stock under equity incentive plans	160,339	—	959	—	—	959
Stock-based compensation	—	—	4,413	—	—	4,413
Net unrealized gain (loss) on available-for-sale investments	—	—	—	480	—	480
Net loss	—	—	—	—	(36,626)	(36,626)
Balance at June 30, 2019	49,276,445	49	612,883	629	(266,717)	346,844
Issuance of common stock under equity incentive plans	255,471	1	358	—	—	359
Stock-based compensation	—	—	8,682	—	—	8,682
Net unrealized gain (loss) on available-for-sale investments	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	(44,119)	(44,119)
Balance at September 30, 2019	49,531,916	$50	$621,923	$486	$(310,836)	$311,623
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(209,949)	$(118,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	524
Non-cash operating lease costs	597	646
Accretion (amortization) of premiums and discounts on investments	(264)	(3,143)
Accretion of Term Loan and Convertible Senior Notes	5,246	1,564
Stock-based compensation	25,108	15,753
Changes in fair value of compound derivative liability	(699)	259
Other non-cash items	(50)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,341)	(1,562)
Accounts payable	(4,113)	(4,235)
Accrued expenses and other liabilities	(2,069)	9,544
Operating lease liabilities	—	(584)
Net cash used in operating activities	(188,818)	(99,876)
Investing activities:
Purchases of investments	(276,958)	(375,385)
Maturities of investments	268,015	252,155
Purchases of property and equipment	(1,197)	(1,117)
Net cash used in investing activities	(10,140)	(124,347)
Financing activities:
Proceeds from equity offerings, net	—	217,930
Payments of equity offering costs	—	(921)
Proceeds from issuance of common stock under equity incentive plans	1,897	1,944
Proceeds from Convertible Senior Notes, net	193,285	—
Repayment of leasehold improvement loan	(57)	(85)
Proceeds (payments) under Term Loan, net	14,971	(1,449)
Net cash provided by financing activities	210,096	217,419
Net increase (decrease) in cash and cash equivalents	11,138	(6,804)
Cash and cash equivalents at beginning of period	18,574	37,172
Cash and cash equivalents at end of period	$29,712	$30,368
Supplemental disclosures
Cash paid for interest	$4,137	$2,504
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$5,820	$8,084
Issuance of warrants related to Term Loan	$112	$284
Purchases of property and equipment included in accounts payable and accrued expenses	$644	$271
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013 and was granted its certification of qualification in the state of California on August 5, 2013, or inception. The Company is focused on the development and commercialization of its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through September 30, 2020, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company recognizes that it may need to raise additional capital to fully implement its business plan, and if market conditions are favorable or if the Company identifies specific strategic opportunities or needs, intends to do so through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels or on reasonable terms, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheet as of September 30, 2020, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019 and the condensed statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2019 has been derived from audited financial statements.
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
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the fair value of any available-for-sale debt security exceeding its amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities was developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the allowance for expected credit losses was not significantly impacted. As of September 30, 2020, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.
Recent Accounting Pronouncements
Adopted Standards
Effective January 1, 2020, the Company adopted ASU No. 2016-13, which changed the impairment model for most financial assets and certain other instruments. The Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of ASU 2016-13 did not have a significant impact on the Company's condensed financial statements. See "Credit Losses" above for a description of the Company's credit losses accounting policy.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options, or ASC 470-20, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share, or EPS, for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for public business entities for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds and U.S. Treasury securities as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models incorporate expected future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper, corporate debt securities and asset-backed securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of September 30, 2020 and December 31, 2019.

	September 30, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,984	$—	$—	$1,984	$1,984	$—	$—
Level 1:
Money market funds	27,728	—	—	27,728	27,728	—	—
U.S. Treasury securities	35,988	13	(1)	36,000	—	29,816	6,184
Subtotal	63,716	13	(1)	63,728	27,728	29,816	6,184
Level 2:
U.S. government agency securities	73,242	18	(3)	73,257	—	21,812	51,445
Commercial paper	120,791	159	(4)	120,946	—	120,946	—
Corporate debt securities	115,306	406	(2)	115,710	—	115,710	—
Subtotal	309,339	583	(9)	309,913	—	258,468	51,445
Total assets measured at fair value	$375,039	$596	$(10)	$375,625	$29,712	$288,284	$57,629

	December 31, 2019
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,393	$—	$—	$1,393	$1,393	$—	$—
Level 1:
Money market funds	17,181	—	—	17,181	17,181	—	—
Level 2:
U.S. government agency securities	40,741	6	(14)	40,733	—	19,990	20,743
Commercial paper	108,248	107	(2)	108,353	—	108,353	—
Corporate debt securities	185,569	205	(20)	185,754	—	159,517	26,237
Asset-backed securities	1,561	3	—	1,564	—	1,564	—
Subtotal	336,119	321	(36)	336,404	—	289,424	46,980
Total assets measured at fair value	$354,693	$321	$(36)	$354,978	$18,574	$289,424	$46,980
Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $0.9 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $6.7 million for the nine months ended September 30, 2020 and 2019, respectively. There were no gross realized gains and gross realized losses for the three and nine months ended September 30, 2020 and 2019.
The following table summarizes the Company's available-for-sale investments that were in a continuous unrealized loss position but not deemed due to credit losses and therefore not required to be charged to earnings against the allowance for expected credit losses, as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,184	$(1)	$—	$—
U.S. government agency securities	29,473	(3)	24,235	(14)
Commercial paper	9,977	(4)	5,426	(2)
Corporate debt securities	4,711	(2)	38,668	(20)
Total	$50,345	$(10)	$68,329	$(36)
The Company held a total of 8 and 18 positions which were in an unrealized loss position as of September 30, 2020 and December 31, 2019, respectively. All available-for-sale investments in an unrealized loss position were in a continuous loss position for less than 12 months. The Company determined that there was no allowance for expected credit losses related to our available-for-sale investments as of September 30, 2020 because the Company does not believe that it will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes the maturities of the Company’s cash equivalents (excluding money market funds) and available-for-sale investments, as of September 30, 2020.

(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$287,707	$288,284
Mature in one to five years	57,620	57,629
Total	$345,327	$345,913

The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Term Loan measured at fair value on a recurring basis using Level 3 unobservable inputs for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
(in thousands)	Compound Derivative Liability	Compound Derivative Liability
Fair value at beginning of period	$977	$161
Change in fair value	(699)	259
Fair value at end of period	$278	$420
The following table presents information about significant unobservable inputs related to the Company's Level 3 financial liabilities as of September 30, 2020.

	September 30, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Input
Compound derivative liability	$278	Discounted cash flow	Discount rate	9.5%
			Probability of the occurrence of certain events	20.0%
The estimated fair value of the Term Loan was $80.1 million as of September 30, 2020 and was classified as Level 3. The key valuation assumptions used consist of the discount rate of 9.5% and the probability of the occurrence of certain events of 20.0%. The estimated fair value of the Convertible Senior Notes was $117.7 million as of September 30, 2020 and they were classified as Level 3. The key valuation assumptions used consist of the discount rate of 15.3% and volatility of 62.0%.
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
On August 14, 2019, the Company entered into a third amendment to the existing operating lease which extended the leased space by an additional 19,177 square feet, or Second Expansion Premises, which resulted in a total of 46,074 square feet being leased in aggregate. The operating lease for the Second Expansion Premises commenced on September 1, 2020, or the Second Expansion Premises Commencement Date. In conjunction with the third amendment, the Company also agreed to lease 5,569 square feet of temporary office space effective August 15, 2019 to the Second Expansion Premises Commencement Date. The third amendment extended the lease by 84 months from the Second Expansion Premises Commencement Date, with an option to extend the lease for an additional 36 months subject to certain conditions. The Company determined that the Second Expansion Premises shall be accounted for as a new lease at the Second Expansion Premises Commencement Date. Further, the Company determined that the amendment to the existing operating lease and temporary office space shall be accounted as a lease modification upon execution of the third amendment. The Company recognized an operating lease right-of-use, or ROU, asset of $8.1 million and operating lease liability of $8.1 million on its condensed balance sheet upon the execution of the third amendment on August 14, 2019, and measured and recorded an additional ROU asset of $5.8 million and operating lease liability of $5.8 million for the Second Expansion Premises upon the Second Expansion Premises Commencement Date of September 1, 2020.
Operating lease cost was $0.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease cost was $0.2 million for the three months ended September 30, 2020 and 2019 and

$0.5 million for the nine months ended September 30, 2020 and 2019. Operating cash flows were $0.9 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. Expenses related to short-term leases were not significant for the three and nine months ended September 30, 2020 and 2019.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2020.

(in thousands)	September 30, 2020
2020 (remaining three months)	432
2021	2,171
2022	2,847
2023	2,933
2024	3,020
2025 and thereafter	8,494
Total lease payments	19,897
Less: imputed interest	(4,617)
Total operating lease liabilities	$15,280
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average incremental borrowing rate used to determine the operating lease liabilities was 7.4% and 6.0% as of September 30, 2020 and December 31, 2019, respectively. The Company's weighted-average remaining lease term was 6.9 years and 7.7 years as of September 30, 2020 and December 31, 2019, respectively.
NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Furniture and fixtures	$558	$265
Computer and lab equipment	3,252	3,867
Leasehold improvements	1,336	1,244
	5,146	5,376
Less: accumulated depreciation and amortization	(3,364)	(2,648)
Total property and equipment, net	$1,782	$2,728
Depreciation and amortization expense was approximately $0.2 million for the three months ended September 30, 2020 and 2019, and $0.7 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Accrued clinical and nonclinical study costs	$6,872	$8,343
Accrued contract manufacturing	9,613	17,343
Accrued compensation	4,425	3,367
Accrued interest	3,030	—
Accrued professional fees and other	5,320	3,727
Total accrued expenses and other current liabilities	$29,260	$32,780

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
In connection with each subsequent draw down under the tranches described above, the Company is obligated to issue additional warrants to purchase a number of shares of the Company's common stock determined by dividing (x) an amount equal to 1.0% of the principal amount of the applicable tranche by (y) $23.92 subject to adjustments following certain corporate events. On July 17, 2020, Hercules and Hercules Technology III, L.P. exercised warrants to purchase 85,533 and 21,383 shares, respectively, of the Company's common stock that the Company had issued on February 28, 2018 and December 28, 2018 at an exercise price of $9.35 per share. A total of 68,816 shares of the Company's common stock was issued to Hercules and Hercules Technology III, L.P. in a net settlement transaction.
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
As of September 30, 2020, the Company calculated the fair values of the compound derivative using the “with and without” method under the income approach by computing the difference between the fair value of the Term Loan with the compound derivative, and the fair value of the Term Loan without the compound derivative. The Company calculated the fair values using a probability-weighted discounted cash flow analysis. The key valuation assumptions used consist of the discount rate of 9.5% and the probability of the occurrence of certain events of 20.0%. The compound derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The fair value of the compound derivative liability was approximately $0.3 million as of September 30, 2020 and was classified as other long-term liabilities on the condensed balance sheet.
The facility fee, fair value of warrants at issuance, fair value of embedded derivatives which were bifurcated, and other debt issuance costs have been treated as debt discounts on the Company’s condensed balance sheet and together with the additional payment are being amortized to interest expense throughout the life of the Term Loan using the effective interest rate method.
As of September 30, 2020 and December 31, 2019, there were unamortized issuance costs and debt discounts of $2.7 million and $3.6 million, respectively, which were recorded as a direct deduction from the Term Loan on the condensed balance sheets.

The following table presents future payments of principal and interest on the Term Loan as of September 30, 2020.

(in thousands)	September 30, 2020
2020 (remaining three months)	$1,583
2021	26,574
2022	33,344
2023	24,867
86,368
Less: amount representing interest	(11,368)
Present value of Term Loan	75,000
Less: current portion	(13,714)
Long-term portion of Term Loan	$61,286
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
The Convertible Senior Notes are senior unsecured obligations of the Company, and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at the Company’s option, on or after May 20, 2024 and on or before the 40th scheduled trading day immediately prior to the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company has not provided a sinking fund for the Convertible Senior Notes, nor is one required to be provided.
The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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

The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of September 30, 2020.

(in thousands)	September 30, 2020
Liability component:
Principal	$200,000
Unamortized discount - equity component	(79,493)
Unamortized underwriter discounts and issuance costs	(3,882)
Net carrying amount	$116,625

Equity component, net of underwriter discounts and issuance costs	$79,498
The remaining unamortized debt discount will be amortized over approximately 6.6 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2020.

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest expense	$1,750	$2,508
Amortization of debt discount	1,930	2,767
Amortization of underwriter discounts and issuance costs	50	72
Total interest expense	$3,730	$5,347

NOTE 7. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations from its operating lease, manufacturing and service contracts, Term Loan and tenant improvement loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of September 30, 2020.

	September 30, 2020
(in thousands)	Total	2020(5)	2021 - 2022	2023 - 2024	Thereafter
Term Loan(1)	$94,650	$1,583	$62,538	$30,529	$—
Convertible Senior Notes(2)	248,864	3,364	14,000	14,000	217,500
Lease obligations(3)	19,897	432	5,018	5,953	8,494
Tenant improvement loan	70	23	47	—	—
Manufacturing and service contracts(4)	586,043	23,607	96,758	116,420	349,258
Total contractual obligations and commitments	$949,524	$29,009	$178,361	$166,902	$575,252
(1)Comprised of amounts due under the fifth amendment to the Term Loan executed on May 18, 2020.
(2)Comprised of interest payable and principal repayment due under the Convertible Senior Notes' Indenture.
(3)Comprised of the rent payments under the amended lease executed on August 14, 2019.
(4)The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Commercial Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.
(5)Remaining three months.
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
The Company also enters into other contracts in the normal course of business with contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancellable contracts and accordingly, are not included in the contractual obligations and disclosures summarized above.
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
NOTE 8. STOCKHOLDERS' EQUITY
On July 2, 2018, the Company’s amended and restated certificate of incorporation became effective, authorizing the Company to issue a total of 440,000,000 shares of all classes of capital stock, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2020 and December 31, 2019, the Company had 50,184,240 and 49,763,176 shares of common stock outstanding, respectively. As of September 30, 2020, and December 31, 2019, the Company had no shares of preferred stock outstanding.
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
Common stock reserved for future issuance as of September 30, 2020 and December 31, 2019, consisted of the following.

	September 30, 2020	December 31, 2019
Stock options and RSUs issued and outstanding	9,894,957	6,809,257
Stock options, RSUs and ESPP shares authorized for future issuance	2,307,526	3,257,316
Total	12,202,483	10,066,573

NOTE 9. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(77,665)	$(44,119)	$(209,949)	$(118,642)
Denominator:
Weighted-average common shares outstanding	50,121,784	49,425,382	49,977,339	46,824,045
Less: weighted-average shares subject to repurchase	(1,698)	(7,357)	(2,951)	(10,169)
Weighted-average number of shares used in basic and diluted net loss per share	50,120,086	49,418,025	49,974,388	46,813,876
Net loss per share, basic and diluted	$(1.55)	$(0.89)	$(4.20)	$(2.53)
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

	September 30,
	2020	2019
Warrants to purchase common stock	31,352	123,637
Assumed conversion of Convertible Senior Notes	6,019,560	—
Common stock subject to repurchase	1,260	6,300
Options and RSUs issued and outstanding	9,894,957	6,685,989
Total potential common shares excluded from the computation of diluted net loss per share	15,947,129	6,815,926

NOTE 10. RESTRUCTURING
On August 21, 2020, the Company received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, related to our New Drug Application, or NDA, for veverimer. Due to the resulting delay in regulatory approval and commercialization of veverimer, on September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, the Company implemented a restructuring, or Third Quarter 2020

Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of 43 employees, or approximately 21.5% of the Company's workforce as of September 18, 2020 and other cost reductions.
Following is a summary of accrued restructuring costs as of September 30, 2020.

(in thousands)	September 30, 2020
Severance and benefit costs	$2,524
Other restructuring costs	136
Total restructuring costs	2,660
Cash payments	(1,708)
Balance at September 30, 2020	$952
Restructuring costs related to the Third Quarter 2020 Restructuring were recorded in operating expenses in our Condensed Statements of Operations and Comprehensive Loss in the three months ended September 30, 2020. The Company expects that substantially all of the accrued restructuring costs as of September 30, 2020 will be paid in cash by the end of 2020.
NOTE 11. SUBSEQUENT EVENTS
On October 20, 2020, the Company completed an End-of-Review Type A meeting, or Type A meeting, with the FDA to discuss and address the issues raised in the CRL. The Company is now awaiting formal minutes from the FDA related to the Type A meeting prior to announcing the next steps towards the potential resubmission of the NDA. The Company expects to receive the formal minutes within 30 days of the meeting.
On October 25, 2020, the Company's Board of Directors approved and on October 28, 2020, the Company began implementing a restructuring under the 2020 Restructuring Plan, or Fourth Quarter Restructuring, to reduce operating costs and better align its workforce with the needs of its business following the completion of the Type A meeting with the FDA on October 20, 2020. The Fourth Quarter 2020 Restructuring is expected to be completed in December 2020.
Under the Fourth Quarter Restructuring, the Company is reducing its workforce by 93 employees, or approximately 60.0% of its workforce, and it estimates that it will incur aggregate restructuring charges of approximately $13.2 million, which will be recorded primarily in the fourth quarter of 2020, related to one-time termination severance payments and other employee-related costs, contract termination costs and a non-cash write-down of capitalized costs. The cash payments related to the personnel-related restructuring and contract termination charges will be paid during the fourth quarter of 2020 and the first quarter of 2021.

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
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis. We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, for treating chronic metabolic acidosis. We estimate that metabolic acidosis affects approximately 3 million patients with CKD in the United States, and we believe that treating metabolic acidosis and slowing the progression of CKD in patients with metabolic acidosis represents a significant unmet medical need and market opportunity.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2034 in the United States, Australia, China, Hong Kong, India, Israel, Japan and certain other markets, and at least 2035 in Europe, Russia and Mexico.
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
We filed our New Drug Application, or NDA, for veverimer as a chronic treatment for metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, for review by the FDA through the Accelerated Approval Program in August of 2019. Results from our positive Phase 3, 12-week efficacy trial, TRCA-301, and a follow-on 40-week extension trial, TRCA-301E, formed the primary basis of our NDA submission. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). The TRCA-301E trial met its primary and all secondary endpoints. The Lancet published the results of the TRCA-301 trial in March 2019 and the results of the TRCA-301E trial in June 2019.
The FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. However, on August 21, 2020, we received a Complete Response Letter, or CRL, from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified issues. The FDA indicated its willingness to meet with us to discuss options for obtaining approval, including under the Accelerated Approval Program.

We held an End-of-Review Type A meeting, or Type A meeting, with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. In our meeting package before the Type A meeting, we included a proposal to conduct an interim analysis of serum bicarbonate data from VALOR-CKD in approximately 500 patients treated for 12 months for purposes of confirming the treatment effect of veverimer observed in the TRCA-301/301E trials and its applicability to the U.S. population and practice of medicine. If accepted by the FDA, we believe this proposal would allow resubmission of the NDA for veverimer within a matter of months. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. Our ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial. The request for data on CKD progression did not appear in the preliminary comments we received prior to the Type A meeting, or in the CRL, or at any time previously in the Accelerated Approval development program.
We believe any requirement for early interim CKD progression data in addition to surrogate data at the time of accelerated approval is inconsistent with the intent of the Subpart H regulation. Indeed, prior to the Type A meeting, over nearly four years, our discussions with the FDA focused on development of veverimer based solely on the use of serum bicarbonate as the surrogate endpoint to enable accelerated approval, with CKD progression data to be provided only at the completion of the VALOR-CKD trial. We have developed a deep understanding of the surrogate endpoint of an increase in serum bicarbonate and how it reasonably likely translates to clinical benefit. We continue to believe that our current development program for veverimer is an appropriate candidate for accelerated approval based on (1) the seriousness of end-stage renal disease, (2) the high unmet need for an approved therapy, and (3) data supporting the link between metabolic acidosis and progression of CKD, including data describing the pathophysiology of metabolic acidosis, published data from multiple interventional trials and observational cohort analyses, and the availability of two validated models that consistently describe the relationship between serum bicarbonate and the renal outcome that is being measured in VALOR-CKD. We plan to wait for formal minutes from the FDA related to the Type A meeting prior to determining how to proceed with obtaining regulatory approval for veverimer. We expect to receive the formal minutes within 30 days of the meeting.
We are currently conducting the VALOR-CKD trial (also known as TRCA-303), to evaluate the efficacy and safety of veverimer in delaying CKD progression in subjects with metabolic acidosis. The VALOR-CKD trial would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program. Based on feedback received from the FDA, we have elected to focus future enrollment activities in VALOR-CKD in the United States, Canada and Western Europe and we anticipate that this trial will complete enrollment in 2022. Together with our investigators, contract research organizations, or CROs, and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on recruitment and retention of subjects in our VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. We have provided investigators additional guidance per general FDA and European Medicines Agency recommendations on clinical trial conduct during COVID-19 to ensure the VALOR-CKD trial is effectively conducted with the utmost attention to trial subject and investigator safety while maintaining compliance with applicable clinical trial regulations and minimizing risks to the trial’s integrity. We will continue to monitor the potential impact that COVID-19 may have on recruitment and retention of subjects in our VALOR-CKD trial.
At this time, we believe we have sufficient drug substance and access to sufficient drug product manufacturing capacity to supply the anticipated demand of our VALOR-CKD trial. Veverimer drug substance manufacturing is conducted for us by Patheon Austria GmbH & Co KG, or Patheon, in their Linz, Austria facility. We are in regular communication with Patheon and PCI Pharma Services, our drug product manufacturer and, to our knowledge, there have not been business disruptions at these sites due to COVID-19 affecting the production of veverimer drug substance and drug product. At this time, we have not experienced any material disruption in the distribution network for veverimer, including the provision of raw materials, the shipping of drug substance and drug product and the provision of clinical trial supplies to trial participants.
We are led by a seasoned management team that includes the founder of Ilypsa, Inc. and Relypsa, Inc. Our management team has extensive experience in the development and commercialization of therapeutics, with deep expertise in developing polymers for the treatment of kidney-related diseases.

We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through September 30, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $77.7 million and $44.1 million for the three months ended September 30, 2020 and 2019, respectively, and $209.9 million and $118.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $579.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will continue in connection with our ongoing activities as we:
•conduct clinical studies of veverimer, including the VALOR-CKD trial;
•continue to optimize the manufacturing processes and manufacture drug substance and drug product to support the VALOR-CKD trial and the commercial launch, if approved;
•increase our research and development efforts;
•create additional infrastructure to support our product development;
•seek regulatory approval for veverimer, including any activities necessary for the resubmission of the NDA for veverimer;
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
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, bonuses, benefits, travel and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions; expenses incurred under agreements with CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing processes optimization and the cost of manufacturing drug substance for commercial and clinical use as well as drug product to support the VALOR-CKD trial; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
General and Administrative Expense
General and administrative expense consists primarily of salaries, bonuses, benefits, travel, stock-based compensation expense and facility-related expenses for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services, pre-commercial preparation, medical affairs costs and recruiting services for the potential launch of veverimer and other related costs.
On September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, we implemented a restructuring, or Third Quarter 2020 Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of our workforce and other cost reductions. Substantially all of the Third Quarter 2020 Restructuring costs incurred related to general and administrative expense.
On October 25, 2020, our Board of Directors approved and on October 28, 2020, we began implementing a restructuring under the 2020 Restructuring Plan, or Fourth Quarter Restructuring, to reduce operating costs and better align our workforce with the needs of our business following the completion of the Type A meeting with the FDA on October 20, 2020. The Fourth Quarter 2020 Restructuring is expected to be completed in December 2020. In addition, we will also evaluate our ongoing facilities needs and contractual arrangements and may take additional charges in connection with this evaluation in the fourth quarter of 2020.
Our general and administrative expense will continue to support our development of veverimer and the potential commercial launch of veverimer, if approved. We also anticipate increased expenses related to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and the Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums and other costs associated with being a public company.

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Operating expenses:
Research and development	$42,996	$31,976	$11,020	34%	$121,134	$92,375	$28,759	31%
General and administrative	29,273	13,120	16,153	123%	81,217	28,333	52,884	187%
Total operating expenses	72,269	45,096	27,173	60%	202,351	120,708	81,643	68%
Loss from operations	(72,269)	(45,096)	(27,173)	60%	(202,351)	(120,708)	(81,643)	68%
Other income (expense), net	907	2,387	(1,480)	(62)%	4,395	6,256	(1,861)	(30)%
Interest expense	(6,267)	(1,410)	(4,857)	344%	(12,043)	(4,190)	(7,853)	187%
Loss before income taxes	(77,629)	(44,119)	(33,510)	76%	(209,999)	(118,642)	(91,357)	77%
Income tax benefit (expense)	(36)	—	(36)	N/M	50	—	50	N/M
Net loss	$(77,665)	$(44,119)	$(33,546)	76%	$(209,949)	$(118,642)	$(91,307)	77%
Research and Development Expense
The following table presents our research and development expense for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change
(in thousands)	2020	2019	$	%
Clinical development costs	$36,473	$22,632	$13,841	61%
Personnel and related costs	2,937	3,810	(873)	(23)%
Stock-based compensation expense	2,937	4,429	(1,492)	(34)%
Other research and development costs	649	1,105	(456)	(41)%
Total research and development expense	$42,996	$31,976	$11,020	34%
Comparison of the three months ended September 30, 2020 and 2019
Research and development expense was $43.0 million and $32.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $11.0 million was due to increased activities in connection with our veverimer clinical development program, resulting in an increase of clinical development costs of $13.8 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial, partially offset by the veverimer NDA application fee paid in August 2019; decreased personnel and related costs of $0.9 million related to a decrease in bonus expense; decreased stock-based compensation expense of $1.5 million related to performance awards granted in July 2019, partially offset by annual awards granted in February 2020; and a decrease in other research and development costs of $0.5 million primarily related to lower travel costs.

The following table presents our research and development expense for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Change
(in thousands)	2020	2019	$	%
Clinical development costs	$98,530	$69,977	$28,553	41%
Personnel and related costs	10,818	11,017	(199)	(2)%
Stock-based compensation expense	9,261	8,131	1,130	14%
Other research and development costs	2,525	3,250	(725)	(22)%
Total research and development expense	$121,134	$92,375	$28,759	31%
Comparison of the nine months ended September 30, 2020 and 2019
Research and development expense was $121.1 million and $92.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $28.8 million was due to increased activities in connection with our veverimer clinical development program, resulting in increased clinical development costs of $28.6 million related to manufacturing processes optimization and drug substance manufacturing costs related to our VALOR-CKD trial, partially offset by the refund of the veverimer NDA application fee; decreased personnel and related costs of $0.2 million related to a decrease in bonus expense; increased stock-based compensation expense of $1.1 million related to annual awards granted in February 2020, partially offset by performance awards granted in July 2019; and a decrease in other research and development costs of $0.7 million primarily related to lower travel costs.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change
(in thousands)	2020	2019	$	%
Personnel and related costs	$10,174	$3,222	$6,952	216%
Stock-based compensation expense	4,718	4,253	465	11%
Other general and administrative costs	14,381	5,645	8,736	155%
Total general and administration expense	$29,273	$13,120	$16,153	123%
Comparison of the three months ended September 30, 2020 and 2019
General and administrative expense was $29.3 million and $13.1 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $16.2 million was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $7.0 million due to headcount growth and restructuring costs related to the Third Quarter 2020 Restructuring, partially offset by a decrease in bonus expense; increased stock-based compensation expense of $0.5 million due to headcount growth and annual awards granted in February 2020, partially offset by the cancellation of awards related to the Third Quarter 2020 Restructuring and performance awards granted in July 2019; and additional other general and administrative costs of $8.7 million primarily related to pre-commercialization activities, medical affairs activities and recruiting and training costs.

The following table presents our general and administrative expense for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Change
(in thousands)	2020	2019	$	%
Personnel and related costs	$24,848	$7,605	$17,243	227%
Stock-based compensation expense	15,847	7,622	8,225	108%
Other general and administrative costs	40,522	13,106	27,416	209%
Total general and administration expense	$81,217	$28,333	$52,884	187%
Comparison of the nine months ended September 30, 2020 and 2019
General and administrative expense was $81.2 million and $28.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $52.9 million was due to pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in increased personnel and related costs of $17.2 million due to headcount growth and restructuring costs related to the Third Quarter 2020 Restructuring, partially offset by a decrease in bonus expense; increased stock-based compensation expense of $8.2 million due to headcount growth and annual awards granted in February 2020, partially offset by the cancellation of awards related to the Third Quarter 2020 Restructuring and performance awards granted in July 2019; and additional other general and administrative costs of $27.4 million primarily related to pre-commercialization activities, medical affairs activities and recruiting, training and facilities costs.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through September 30, 2020, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million under the Term Loan. As of September 30, 2020, we had cash, cash equivalents and short-term and long-term investments of $375.6 million.
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
We do not anticipate receiving FDA approval for veverimer on or before December 15, 2020 and therefore it is unlikely that we will have access to the next $25.0 million tranche and the subsequent $50.0 million tranche. It is also unlikely that the interest-only period will be extended for up to an additional 24 months.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $579.0 million. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•our ability to initiate, and the progress and results of, our planned clinical studies of veverimer;
•the costs, timing and success of addressing any issues identified by the FDA in the CRL related to our NDA for veverimer;
•the timing and outcome of regulatory reviews of veverimer, including any activities necessary for resubmission of the NDA for veverimer;
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
However, there can be no assurance that we will be successful in securing additional funding at levels sufficient to fund our operations or on terms acceptable to us. If we are unsuccessful in our efforts to raise additional financing, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs or our future commercialization efforts, out-license intellectual property rights to our investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

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
Cash Flows
The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(188,818)	$(99,876)
Investing activities	(10,140)	(124,347)
Financing activities	210,096	217,419
Net increase (decrease) in cash and cash equivalents	$11,138	$(6,804)
Cash Used in Operating Activities
During the nine months ended September 30, 2020, cash used in operating activities was $188.8 million, which consisted of a net loss of $209.9 million, adjusted by changes in our non-cash charges of $30.7 million and operating assets and liabilities of $9.5 million. The non-cash charges consisted primarily of stock-based compensation of $25.1 million, accretion of Term Loan and Convertible Senior Notes of $5.2 million, depreciation and amortization of $0.7 million and non-cash operating lease costs of $0.6 million, partially offset by changes in fair value of compound derivative liability of $0.7 million and net amortization of premiums and discounts on investments of $0.3 million. The changes in our operating assets and liabilities were primarily due to a decrease in accounts payable of $4.1 million, an increase in prepaid expenses and other assets of $3.3 million and a decrease in accrued expenses and other current liabilities of $2.1 million.
During the nine months ended September 30, 2019, cash used in operating activities was $99.9 million, which consisted of a net loss of $118.6 million, adjusted by non-cash charges of $15.6 million and changes in cash used in our operating assets and liabilities of $3.2 million. The non-cash charges consisted primarily of stock-based compensation of $15.8 million, accretion of Term Loan of $1.6 million, non-cash operating lease costs of $0.6 million, depreciation and amortization of $0.5 million and changes in fair value of compound derivative liability of $0.3 million, partially offset by net amortization of premiums and discounts on investments of $3.1 million. The changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $9.5 million, partially offset by a decrease in accounts payable of $4.2 million, an increase in prepaid and other assets of $1.6 million and a decrease in operating lease liabilities of $0.6 million.
Cash Used in Investing Activities
Net cash used in investing activities was $10.1 million and $124.3 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in investing activities during the nine months ended September 30, 2020 was due to purchases of investments of $277.0 million and purchases of property and equipment of $1.2 million, partially offset by maturities of investments of $268.0 million. The net cash used in investing activities during the nine months ended September 30, 2019 was due to purchases of investments of $375.4 million and purchases of property and equipment of $1.1 million, partially offset by maturities of investments of $252.2 million.

Cash Provided by Financing Activities
Net cash provided by financing activities was $210.1 million and $217.4 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash provided by financing activities during the nine months ended September 30, 2020 was primarily due to net proceeds from the issuance of Convertible Senior Notes of $193.3 million, Term Loan funding of $15.0 million and proceeds from the issuance of common stock under equity award plans of $1.9 million. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily due to net proceeds from our equity offering of $217.9 million and proceeds from the issuance of common stock under equity incentive plans of $1.9 million, partially offset by facility and legal fees related to the third amendment to the Term Loan of $1.4 million and payments of equity offering costs of $0.9 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2020, compared to the year ended December 31, 2019. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Summary of Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:
•We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one investigational drug candidate, veverimer (also known as TRC101), which is still in clinical trials and has no commercial sales. On August 21, 2020, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, related to our New Drug Application, or NDA, for veverimer. Together with our limited operating history, the above factors make it difficult to assess our future viability.
•We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts of veverimer.
•We are dependent on the success of veverimer, our only investigational drug candidate. If we are unable to successfully develop, obtain regulatory approval for and commercialize veverimer, or experience significant delays in doing so, our business will be materially harmed.
•The regulatory approval process is highly uncertain and we may not obtain approval through the Accelerated Approval Program or the conventional pathway, as required for the commercialization of veverimer.
•If we are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, and/or are required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, this could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if the VALOR-CKD trial, which would serve as a confirmatory postmarketing trial, does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.

•The denial of regulatory approval for veverimer could mean that we need to cease operations, and a continued delay in obtaining such approval could further delay commercialization of veverimer and adversely impact our ability to generate revenue, our business and our results of operations.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier clinical trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. While our NDA for veverimer was reviewed by the FDA through the Accelerated Approval Program, on August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. At this time we believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. We have not submitted similar marketing approval applications to comparable foreign authorities.
•We rely completely on third-party suppliers to manufacture, package and label our clinical drug supply of veverimer drug substance and drug product, and we intend to rely on third parties to produce, package and label commercial supply of veverimer drug substance and drug product, if approved.
•We currently depend on single third-party suppliers for the manufacture of veverimer drug substance and drug product, and any interruption or performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer.
•We have relied and continue to rely on third parties, particularly CROs, to conduct and complete our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize veverimer, if approved.
•The incidence and prevalence of the target patient population for veverimer are based on estimates and third-party sources. If the market opportunity for veverimer is smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
•If we fail to attract and keep senior management and other key personnel we may be unable to successfully develop veverimer, conduct our clinical trials and commercialize veverimer, if approved.
•Our debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.
•Transactions relating to our Convertible Senior Notes may dilute the ownership interest of our stockholders, and the conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
•An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could disrupt our business operations as well as the business or operations of our third-party manufacturers and testing laboratories, our CROs, clinical data management organizations, medical institutions and clinical investigators, the FDA or other third parties with whom we conduct business, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
•Because we are developing an investigational drug candidate for the treatment of a disease or condition on the basis of an unvalidated surrogate endpoint, there are increased risks that the FDA or other regulatory authorities may find that our clinical program provides insufficient evidence of clinical benefit, may have difficulty analyzing and interpreting the results of our clinical program, and may delay or refuse to approve veverimer.
•We have initiated and are enrolling subjects in our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program. The VALOR-CKD trial design may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials.
•Our stock price may be volatile and fluctuate substantially and you may not be able to resell shares of our common stock at or above the price you paid.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one investigational drug candidate, veverimer (also known as TRC101), which is still in clinical trials and has no commercial sales. On August 21, 2020, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, related to our New Drug Application, or NDA, for veverimer. Together with our limited operating history, the above factors make it difficult to assess our future viability.
We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $77.7 million and $44.1 million for the three months ended September 30, 2020 and 2019, respectively and $209.9 million and $118.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $579.0 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our investigational drug candidate, veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
If veverimer is not successfully developed or commercialized, including because we are unable to address the issues identified in the CRL from the FDA related to our NDA or identified during our Type A meeting with the Division of Cardiology and Nephrology of the FDA because of a lack of capital or otherwise, or if we do not generate enough revenue following marketing approval, we will not achieve profitability and our business may fail. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We are currently advancing veverimer through clinical development. As of September 30, 2020, we had working capital of $279.5 million and cash, cash equivalents and investments of $375.6 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with attempting to address the issues identified in the CRL from the FDA related to our NDA and resubmission of the NDA. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $375.6 million and additional borrowings will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•the time and cost necessary to obtain regulatory approvals for veverimer and any future drug candidates that we develop, in-license or acquire;
•our ability to obtain approval for veverimer through the Accelerated Approval Program or conventional approval pathway;
•the costs associated with addressing the issues identified in the CRL from the FDA related to our NDA and resubmission of the NDA, and any increased costs associated with raising capital in light of such deficiencies or resulting delays;
•the costs of postmarketing studies or clinical trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;
•the costs of obtaining commercial supplies of veverimer;
•our ability to successfully commercialize veverimer;
•the manufacturing, selling and marketing costs associated with veverimer, including the cost and timing of establishing our sales and marketing and medical affairs capabilities;
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
•the cash requirements of any future acquisitions or discovery of future drug candidates, if any;
•the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including our VALOR-CKD trial (also known as TRCA-303), which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, in a timely manner, or potential future nonclinical and clinical studies and trials;
•the costs of hiring and retaining personnel;
•the time and cost necessary to respond to technological and market developments;
•the potential impact of pandemics, including the recent 2019 novel coronavirus disease, or COVID-19, caused by the severe acute respiratory coronavirus 2, or SARS-CoV-2, on the health care system and economy generally and on our business in particular;

•the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation; and
•the costs of defending against claims brought against the Company, its management and/or its Board of Directors, including litigation costs associated with shareholder, class action and derivative suits.
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
Risks Related to Our Business
We are dependent on the success of veverimer, our only investigational drug candidate. If we are unable to successfully develop, obtain regulatory approval for and commercialize veverimer, or experience significant delays in doing so, our business will be materially harmed.
To date, we have invested all of our efforts and financial resources in the research and development and potential commercial launch of veverimer, which is our only investigational drug candidate. Our business and future success depends on our ability to successfully develop, obtain regulatory approval for, and commercialize veverimer. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 subjects with metabolic acidosis and CKD. Eligible subjects who completed the 12-week treatment period in our pivotal Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While we believe that these trials successfully met their primary and secondary endpoints, we cannot assure you that the FDA or any foreign regulatory agency will approve veverimer for marketing.
We filed our NDA for veverimer as a treatment for metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, for review by the FDA through the Accelerated Approval Program in August of 2019. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of August 22, 2020 for the potential approval to market veverimer in the United States. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated its willingness to meet with us to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held an End-of-Review Type A meeting, or Type A meeting, with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.
We believe any requirement for early interim CKD progression data in addition to surrogate data at the time of accelerated approval is inconsistent with the intent of the Subpart H regulation, but there can be no assurance that the FDA will ultimately agree with our view. We plan to wait for formal minutes from the FDA related to the Type A meeting prior to determining how to proceed with obtaining regulatory approval for veverimer. We expect to receive the formal minutes within 30 days of the meeting.
Furthermore, even if we obtain regulatory approval for veverimer, we will need to develop a commercial organization, or collaborate with a third party for the commercialization of veverimer, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payers. If we are unable to successfully commercialize veverimer, we may not be able to generate sufficient revenue to continue our business.
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of veverimer in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for veverimer outside the United States. The clinical and commercial success of veverimer will depend on a number of factors, including the following:
•our ability to demonstrate veverimer’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;
•the timely reporting of our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program;
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
•our ability to obtain U.S. marketing approval for veverimer through the Accelerated Approval Program or conventional approval pathway, including our ability to address any issues identified by the FDA in the CRL;
•our ability to successfully conduct our VALOR-CKD trial, and confirm clinical benefit of veverimer;
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
If we are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, and/or are required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, this could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if the VALOR-CKD trial, which would serve as a confirmatory postmarketing trial, does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
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
Our NDA for veverimer was reviewed by the FDA through the Accelerated Approval Program based on the results of our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated its willingness to meet with us to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held a Type A meeting with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe it can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.

We believe any requirement for early interim CKD progression data in addition to surrogate data at the time of accelerated approval is inconsistent with the intent of the Subpart H regulation, but there can be no assurance that the FDA will ultimately agree with our view. We plan to wait for formal minutes from the FDA related to the Type A meeting prior to determining how to proceed with obtaining regulatory approval for veverimer. We expect to receive the formal minutes within 30 days of the meeting.
There can be no assurance that we can address the issues raised in the CRL or that approval will ultimately be granted on a timely basis, or at all. For example, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate, or that the design and size of our VALOR-CKD trial is insufficient to support approval. There also can be no assurance that, after subsequent FDA feedback, we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of veverimer, could increase the cost of its development, could delay our ability to commercialize veverimer and could significantly harm our financial position and competitive position in the marketplace.
If we resubmit the NDA for veverimer, the FDA could find that our submission is incomplete or inadequate. Alternatively, if we are able to resubmit our NDA and receive approval for veverimer through the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of our ongoing VALOR-CKD trial, which we believe would serve as a confirmatory postmarketing trial, or such other postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
Any further delay in obtaining, or inability to obtain, approval would delay or prevent commercialization of veverimer and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
We may be unable to obtain regulatory approval for veverimer under applicable regulatory requirements.
To gain approval to market a drug product, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Our business currently depends entirely on the successful development, regulatory approval and commercialization of our sole investigational drug candidate, veverimer. We filed our NDA for veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, for review by FDA through the Accelerated Approval Program in August of 2019. The FDA assigned a PDUFA goal date of August 22, 2020 for the potential approval to market veverimer in the United States. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held a Type A meeting with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.

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
If we are not successful in obtaining approval to commercialize veverimer, or are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We are not permitted to market veverimer in the United States until we receive approval to market veverimer from the FDA.
We currently have no drug products approved for sale, and we may never obtain regulatory approval to market veverimer, either through the FDA’s Accelerated Approval Program or the conventional pathway. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, and such regulations differ from country to country. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated its willingness to meet with us to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held a Type A meeting, with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.
We believe any requirement for early interim CKD progression data in addition to surrogate data at the time of accelerated approval is inconsistent with the intent of the Subpart H regulation, but there can be no assurance that the FDA will ultimately agree with our view. We plan to wait for formal minutes from the FDA related to the Type A meeting prior to determining how to proceed with obtaining regulatory approval for veverimer. We expect to receive the formal minutes within 30 days of the meeting.
Due to the resulting delay in regulatory approval and commercialization of veverimer, on September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, the Company implemented a restructuring under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of the Company's workforce and other cost reductions. Following the completion of the Company’s Type A meeting with the FDA, on October 25, 2020, the Company's Board of Directors approved and on October 28, 2020, the Company began implementing, a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align its workforce with the needs of its business. Under the Fourth Quarter 2020 Restructuring, the Company is reducing its workforce by approximately 60.0% and undergoing other cost reductions.
The FDA or any foreign regulatory agency can further delay, limit or deny approval to market veverimer for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that veverimer is safe and effective for the requested indication;

•our inability to gain agreement from the FDA that veverimer is appropriate for approval through FDA’s Accelerated Approval Program or through conventional approval;
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
•our ability to enroll an adequate number of subjects in a timely manner in our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program;
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier clinical trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. We have not submitted similar marketing approval applications to comparable foreign authorities.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our investigational drug candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our pivotal Phase 3 trial, TRCA-301, and our 40-week extension trial, TRCA-301E, for veverimer do not ensure that our ongoing VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, or other future clinical trials will demonstrate similar results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our pivotal Phase 3 clinical trial, TRCA-301, and our 40-week extension trial, TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the Accelerated Approval Program or the conventional pathway, for veverimer in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of veverimer and could impact the design and conduct of ongoing and future clinical trials.
A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies and trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. In addition, results from compassionate use or investigator-initiated research programs, if implemented, may not be confirmed in Company-sponsored trials and/or may negatively impact the prospects for marketing approval for veverimer. For approval of veverimer through the Accelerated Approval Program, we are required to conduct a postmarketing clinical trial. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held an End-of-Review conference as a Type A meeting with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.
If we are able to resubmit our NDA for veverimer and the FDA is not satisfied that we are diligently conducting our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, it may affect the timing of the potential approval of our NDA for veverimer by the FDA, whether through the Accelerated Approval Program or conventional approval pathway. In addition, our VALOR-CKD trial may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial.
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
•manufacture sufficient quantities of drug candidate for use in clinical trials and ensure clinical trial material is provided to clinical sites in a timely manner;
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
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States. Based on feedback received from the FDA, we have elected to focus future enrollment activities in VALOR-CKD in the United States, Canada and Western Europe and we anticipate that this trial will complete enrollment in 2022.
If we experience delays in the start or completion of, or termination of, any clinical trial of our sole investigational drug candidate, veverimer, the commercial prospects of veverimer may be harmed, and our ability to generate product revenue from veverimer will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our veverimer development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of veverimer.

Results from completed human clinical trials may not be representative of the results that are obtained after approval, if obtained, and product launch.
Human clinical trials are very complicated undertakings and conducting CKD trials is particularly difficult because of the serious nature of the disease and the comorbidities experienced by these patients. If we obtain FDA approval for veverimer, differences in the safety and efficacy profile not identified in our prior clinical trials may first appear after we obtain approval and commercialize veverimer. For example, any new postmarketing adverse events may significantly impact our ability to market veverimer and may require that we make changes to the product label that could adversely impact our commercialization efforts, recall some or all of the product, or discontinue commercialization of the product. Furthermore, if the VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, fails to confirm veverimer’s clinical profile or clinical benefits, the FDA may withdraw its approval of veverimer. Any of these events would materially harm our business.
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
Our TRCA-301 trial was conducted at 37 sites and our 40-week extension trial, TRCA-301E, was conducted at 29 sites in the United States and Europe. Our VALOR-CKD trial is being conducted in a significantly greater number of countries and a significantly greater number of sites than our TRCA-301 and TRCA-301E trials. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH guidelines and GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
We currently depend on single third-party suppliers for the manufacture of veverimer drug substance and drug product, and any interruption or performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer.
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of veverimer drug substance, or that our drug product manufacturer will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as veverimer. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of veverimer drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules. Any supply interruption in veverimer drug substance or drug product could materially harm our ability to complete our development program or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of veverimer, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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
Any performance failure or time delay in further optimizing or scaling our drug substance and/or drug product manufacturing processes could materially adversely affect, delay or interrupt the execution of our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, and potentially impact the commercialization of veverimer, if approved.
At this time, we believe we have sufficient drug substance and access to sufficient drug product manufacturing capacity to supply the anticipated demand of our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to further optimize and scale our drug substance and/or drug product manufacturing processes could materially adversely affect or delay our ability to (i) have sufficient quantities of veverimer drug substance and drug product manufactured to successfully conduct our ongoing VALOR-CKD trial, or (ii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.
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
Any failure by our investigational drug candidate, if it obtains regulatory approval, to achieve market acceptance or commercial success would adversely affect our results of operations.
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
While we are not aware of any therapies approved by the FDA for the chronic treatment of metabolic acidosis and are not aware of any active clinical development programs other than ours for such a treatment in the United States, the pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Our veverimer development program may serve as a template for a fast follower to develop a competing drug candidate. Furthermore, we expect veverimer to compete against non-approved options for increasing serum bicarbonate levels, including oral alkali supplementation such as sodium bicarbonate, sodium citrate or potassium citrate. Veverimer may not be able to compete effectively with existing non-approved options for increasing serum bicarbonate levels or new drugs that may be developed by competitors. The risk of competition is specifically important to us because veverimer is our only investigational drug candidate.
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
We currently have no sales or marketing capabilities. If we are unable to establish effective sales and marketing capabilities or if we are unable to enter into agreements with third parties to commercialize veverimer, we may not be able to effectively generate product revenue.
We currently have no sales or marketing capabilities. In order to commercialize veverimer, if approved, we must build marketing and sales capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States through the deployment of specialty account managers who will target that subset of nephrologists most focused on treating patients with CKD. Building the requisite sales, marketing and distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble and retain an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of veverimer. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize veverimer if and when it receives regulatory approval or any such commercialization may experience delays or limitations.
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
The NDA safety database for new drugs intended for chronic use in non-life-threatening conditions typically includes at least 1,500 individuals, with at least 100 patients exposed to the drug for a minimum of one year (Guideline for Industry ICH-E1A: The Extent of Population Exposure to Assess Clinical Safety: For Drugs Intended for Long-term Treatment of Non-Life-Threatening Conditions). At the time of submitting our NDA in August 2019, the veverimer safety database was significantly smaller than the guidance suggests. Given the toxicology study results and clinical safety profile observed to date for veverimer, as well as the non-absorbed nature of the drug, we believe our proposed safety database was adequate for the filing of the veverimer NDA and its review through the Accelerated Approval Program. However, we cannot assure you that the FDA will agree with our proposal. If they require additional safety data in our NDA, this could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, if and when the Company resubmits its NDA for veverimer, it should include a safety update as described at 21 CFR 314.50(d)(5)(vi)(b), including updated data from all nonclinical and clinical studies/trials of veverimer, as available.
Our investigational drug candidate, veverimer, may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, reduce the commercial attractiveness of a prescribing label or result in significant negative consequences following regulatory approval, if approved.
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
If we fail to attract and keep senior management and other key personnel we may be unable to successfully develop veverimer, conduct our clinical trials and commercialize veverimer, if approved.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management and other key personnel. The loss of services of any of these individuals or our inability to attract and retain additional qualified personnel could delay or prevent the successful development of our product, completion of our planned clinical trials or the commercialization of veverimer. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. Any of our employees could leave our employment at any time, with or without notice. As such, an extended delay in the approval of veverimer could impact our ability to attract and retain qualified senior management and other key personnel.
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
Our Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, contains various covenants that limit our ability to engage in specified types of transactions without obtaining prior consent from our lenders. These covenants limit our ability to, among other things:
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
Accounting Standards Codification Subtopic 470-20, or ASC 470-20, Debt – Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible indebtedness instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects our non-convertible indebtedness interest rate. Accordingly, the equity component of the Convertible Senior Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet at the issuance date, and the value of the equity component is treated as original issue discount for purposes of accounting for the indebtedness component of the Convertible Senior Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our statement of operations and comprehensive loss in the current and future periods presented as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their principal amount over the term of the Convertible Senior Notes. We will report greater net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, which may change the accounting for the convertible debt instruments described above. Under ASU 2020-06, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments. Rather, the if-converted method will be required. Application of the if-converted method may reduce our reported diluted earnings per share. ASU 2020-06 is effective for public business entities for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.
We cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Senior Notes, or otherwise, that could have an adverse impact on our financial statements.
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
Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.
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
•delays or difficulties in continuing recruitment and/or enrollment of subjects in our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program;
•increased rates of subjects withdrawing from our VALOR-CKD trial following enrollment as a result of contracting COVID-19 or being forced to quarantine due to potential exposure to COVID-19ꓼ
•delays and other interruptions in our supply chain that may affect our clinical sites’ receipt of the supplies and materials needed to conduct our VALOR-CKD trial;
•delays or difficulties in our initiation of clinical sites, including difficulties in recruiting clinical site investigators and clinical site staff, for our VALOR-CKD trial;
•changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which we conduct our VALOR-CKD trial which may result in unexpected costs, delays or discontinuance of the trial;
•interruption of key VALOR-CKD clinical trial activities, such as site monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of our clinical trial data;
•risk that participants enrolled in our VALOR-CKD trial acquire COVID-19 while the trial is ongoing, which could impact the results of the trial, including by increasing the number of observed adverse events;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of medical facilities serving as trial sites for in our VALOR-CKD trial and medical staff supporting the conduct of the trial;
•volatility in the price of our common stock causing difficulties in raising funds on acceptable terms or accessing funds from our Term Loan with Hercules; and
•limitations on employee resources that would otherwise be focused on the preparation for our commercial launch and conducting our VALOR-CKD trial including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could compromise sensitive data and result in material disruptions to our drug development programs.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants regularly defend against cybersecurity or other business continuity risks, and are vulnerable to damage from computer viruses, cyber attacks, data loss, ransomware, phishing attacks, industrial espionage, other unauthorized access, technological or human error, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions to our operations and result in material disruptions to our drug development programs. For example, the compromise, corruption, loss or theft of clinical trial data from completed or ongoing clinical trials for our investigational drug candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a compromise, corruption, loss or theft of or other damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and significant costs in remediating the incident, complying with regulatory requirements and defending against claims or regulatory investigations. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. Such events could also adversely affect our competitive position, our reputation could be harmed and the further development of our investigational drug candidate could be delayed.
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
In addition, we are subject to various U.S. state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA now, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, certain provisions of the law will sunset at the end of 2020, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process. The CCPA permits the imposition of civil penalties enforced by the California Attorney General and provides a private right of action for consumers in the event of a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance, and the CCPA may be further amended, including through a referendum called the California Privacy Rights Act that has qualified for the November 2020 ballot in California. Similarly, we are following the development of new data laws in Washington State, in Washington D.C. and around the country. We cannot yet predict the impact of the CCPA or other potential new laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical and clinical studies and trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. We were seeking approval for veverimer through the FDA’s Accelerated Approval Program, which would allow us to demonstrate an effect on a surrogate endpoint that is reasonably likely to predict veverimer’s clinical benefit, but subject to rigorous postmarketing requirements, including the completion of one or more postmarketing trials to verify the clinical benefit of veverimer. However, on August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held an End-of-Review conference as a Type A meeting with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.
If we are able to resubmit our NDA for veverimer and the FDA is not satisfied that we are diligently conducting our VALOR-CKD trial, which would serve as confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program, it may affect the timing of the potential approval of veverimer by the FDA. If we are unable to obtain approval through the Accelerated Approval Program, we will have to pursue a conventional approval pathway for veverimer. In addition, in such case, the FDA could determine that our pivotal Phase 3 clinical trial, TRCA-301, may not be sufficient to support approval through the conventional pathway. Results from nonclinical and clinical trials and studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory agencies. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory agencies denying approval of a drug candidate for any or all targeted indications.
Both accelerated and conventional regulatory approval pathways of an NDA or NDA supplement are not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our investigational drug candidate. For example, the FDA may require us to conduct additional studies or trials for veverimer either prior to approval or postmarketing, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects enrolled in our current clinical trials from the United States. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:
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
We have initiated and are enrolling subjects in our VALOR-CKD trial, which would serve as a confirmatory postmarketing trial if we receive approval for veverimer under the Accelerated Approval Program. The VALOR-CKD trial design may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials.
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
Because we are developing an investigational drug candidate for the treatment of a disease or condition on the basis of an unvalidated surrogate endpoint, there are increased risks that the FDA or other regulatory authorities may find that our clinical program provides insufficient evidence of clinical benefit, may have difficulty analyzing and interpreting the results of our clinical program, and may delay or refuse to approve veverimer.
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
Moreover, even if the FDA does find that changes from baseline in serum bicarbonate are sufficiently likely to predict clinical benefit for patients, the FDA may not agree that we have achieved the primary endpoint in our pivotal Phase 3 clinical trial, TRCA-301, to the magnitude or to the degree of statistical significance required by the FDA. Further, even if those requirements are satisfied, the FDA also could give overriding weight to inconsistent or otherwise confounding results on other efficacy endpoints or other results of the trial, including results on secondary and exploratory endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Regulatory authorities in other countries may take similar positions. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program.
We held an End-of-Review conference as a Type A meeting with the Division of Cardiology and Nephrology of the FDA on October 20, 2020. In our meeting package before the Type A meeting, the Company included a proposal to conduct an interim analysis of serum bicarbonate data from VALOR-CKD in approximately 500 patients treated for 12 months for purposes of confirming the treatment effect of veverimer observed in the TRCA-301/301E trials and its applicability to the U.S. population and practice of medicine. If accepted by the FDA, we believe this proposal would allow resubmission of the NDA for veverimer within a matter of months. Based on feedback during the Type A meeting, we now believe the FDA will also require evidence of veverimer’s effect on CKD progression from a near-term interim analysis of the VALOR-CKD trial for approval under the Accelerated Approval Program and that the FDA is unlikely to rely solely on serum bicarbonate data for determination of efficacy. The Company’s ongoing VALOR-CKD trial was designed to be a confirmatory trial to demonstrate the effect of veverimer on slowing CKD progression following accelerated approval. Based on the primary endpoint and patient population in VALOR-

CKD, we do not believe we can provide information on CKD progression from a near-term interim analysis of the VALOR-CKD trial without compromising the integrity of the ongoing trial.
We believe any requirement for early interim CKD progression data in addition to surrogate data at the time of accelerated approval is inconsistent with the intent of the Subpart H regulation, but there can be no assurance that the FDA will ultimately agree with our view. We plan to wait for formal minutes from the FDA related to the Type A meeting prior to determining how to proceed with obtaining regulatory approval for veverimer. We expect to receive the formal minutes within 30 days of the meeting.
We are conducting and may in the future conduct clinical trials for our investigational drug candidate, veverimer, outside the United States and the FDA may not accept data from such trials.
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
We conducted the TRCA-101, TRCA-301 and TRCA-301E trials, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our investigational drug candidates outside the United States. The FDA may not accept such foreign clinical data, and in such event, we may be required to re-conduct the relevant clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans. Based on feedback received from the FDA, we have elected to focus future enrollment activities in VALOR-CKD in the United States, Canada and Western Europe and we anticipate that this trial will complete enrollment in 2022.
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
We are seeking FDA approval to market veverimer for the treatment of metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, but we cannot be certain what indication and what labeling language will be approved for veverimer, if approved.
On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program. If veverimer is approved through the Accelerated Approval Program, the indications and usage section of the label is likely to include a statement that clinical benefit of veverimer has not yet been established and that continued approval may be contingent upon demonstration of clinical benefit in a postmarketing trial. The FDA strictly regulates the promotional claims that may be made about prescription products, and veverimer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, promoting uses that are not reflected in the FDA-approved labeling, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.
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
Before commercial distribution of veverimer, contract manufacturers may be inspected to determine acceptability by the FDA or foreign regulatory agencies for their manufacturing facilities, processes and quality systems, as part of the NDA approval. In addition, pharmaceutical manufacturing facilities are subject to inspection by the FDA and foreign regulatory agencies on a regular basis, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. The FDA has since announced that it is working toward the goal of restarting on-site inspections, but it is currently unclear when or how this will be done. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. On August 21, 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, the FDA is seeking additional data beyond the TRCA-301 and TRCA-301E trials regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and the applicability of the treatment effect to the U.S. population. The FDA also expressed concern as to whether the demonstrated effect size would be reasonably likely to predict clinical benefit. There were no safety, clinical pharmacology/biopharmaceutics, CMC or non-clinical issues identified in the CRL. The CRL provided multiple options for resolving the identified deficiencies. The FDA indicated it is willing to meet with the Company to discuss options for obtaining approval, including under the Accelerated Approval Program.
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
Legislative or regulatory reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of veverimer and to produce, market and distribute our products after clearance or approval is obtained.
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
In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, or PPACA, which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been ongoing judicial and Congressional challenges to the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed at least two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, this decision is subject to further appeal, and the U.S Supreme Court granted certiorari on March 2, 2020 to consider the lower court rulings and whether the mandate, if ruled unconstitutional, can be severed from the remainder of the PPACA. The case is expected to be decided by mid-2021. Additionally, on December 20, 2019, President Trump signed appropriations legislation for fiscal year 2020 that repealed the so-called PPACA's “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar years beginning after December 31, 2020; and the medical device excise tax on non-exempt medical devices, for sales after December 31, 2019. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.
Additionally, there has been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state bills designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer sponsored patient support programs, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control prescription drug costs. On July 24, 2020, President Trump signed a series of Executive Orders directing the Secretary of the Department of Health and Human Services to advance certain policies intended to reduce prescription drug prices and out-of-pocket costs for patients, including issuance of final regulations to allow importation of prescription drugs from Canada. On September 13, 2020, President Trump issued another executive order directing the Secretary of the Department of Health and Human Services to pursue implementation of two new payment models under which Medicare would test whether paying no more than the “most-favored-nation” price for certain included drugs and biological products covered under Part B and Part D, respectively, would mitigate poor clinical outcomes and increased Medicare expenditures associated with high drug costs. If implemented, the “most-favored-nation” price would generally reflect the lowest price, after certain adjustments, for a pharmaceutical product sold in an economically-comparable member country of the Organisation for Economic Co-operation and Development. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer and/or those products for which we may receive regulatory approval in the future.

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
We expect to experience pricing pressures in connection with the sale of our investigational drug candidate due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and recent legislative proposals. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for veverimer, if approved.
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
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office, or the USPTO, to determine which party is entitled to a patent on the disputed invention. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. This reform adds uncertainty to the possibility of challenge to our patents in the future. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to veverimer and our technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our investigational drug candidate.
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
We also rely on trade secret protection, employment and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or third parties such as contract manufacturers will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, we and our third-party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. Our reliance on contract manufacturers exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.
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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our investigational drug candidate, veverimer.
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
We are in the process of pursuing registered trademarks for a commercial trade name for veverimer in the United States and elsewhere. During trademark registration proceedings, our trademark application may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks or pursue a claim for trademark infringement. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our investigational drug candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, approval may be delayed or we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to enforce our intellectual property rights throughout the world.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we may be unable to obtain issued patents that contain claims that adequately cover or protect veverimer or any future drug candidates. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market veverimer. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our investigational drug candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.
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
Patent terms may be inadequate to protect our competitive position on our investigational drug candidate, veverimer, for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering veverimer are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of our investigational drug candidate, veverimer, patents protecting veverimer might expire before or shortly after veverimer is commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
•third parties performing manufacturing or testing for us using our investigational drug candidates or technologies could use the intellectual property of others without obtaining a proper license;
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
The trading price of our common stock has been and is likely to continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•announcement of a CRL from the FDA related to our NDA;

•announcements related to our Type A meeting with the FDA;
•announcements of regulatory approval of veverimer, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•announcements of therapeutic innovations or new products by us or our competitors;
•adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•adverse events experienced by the patient population taking veverimer, whether or not related to our investigational drug candidate;
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
•the success of our efforts to acquire or license or discover additional drug candidates, if any;
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
As of September 30, 2020, we had outstanding a total of 50,184,240 shares. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, or our Employee Stock Purchase Plan, or ESPP, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4.0% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
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
As of September 30, 2020, all of our outstanding shares of common stock are freely tradable in the public market, other than approximately 19.0 million shares which are subject to trading restrictions. Holders of these shares of our common stock can require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2020, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 73.8% of our outstanding voting stock.
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
We have incurred substantial losses during our history. Our ability to utilize net operating loss carryforwards is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 generally restricts the use of net operating loss carryforwards after an “ownership change.” If we have experienced or experience in the future an “ownership change” for purposes Section 382, we may be subject to annual limits on our ability to utilize net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of our stock in excess of 50.0% on a cumulative basis during a three-year period by persons or groups of persons owning 5.0% or more of our total equity value. We have not completed an analysis under Section 382 of the Code. As a result, uncertainty exists as to whether we may have undergone an ownership change in the past, whether as a result of our IPO or otherwise. We cannot provide any assurance that our net operating losses will be available. Accordingly, we could pay taxes earlier and/or in larger amounts than would be the case if the net operating losses were available to reduce federal income taxes without restriction.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On July 17, 2020, Hercules and Hercules Technology III, L.P. exercised warrants to purchase 85,533 and 21,383 shares, respectively, of the Company's common stock that the Company had issued on February 28, 2018 and December 28, 2018 at an exercise price of $9.35 per share. A total of 68,816 shares of the Company's common stock was issued to Hercules and Hercules Technology III, L.P. in a net settlement transaction.
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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we continue to expect to use the net proceeds from our IPO for supporting our activities for our New Drug Application submission and approval process for veverimer (also known as TRC101), manufacturing activities related to veverimer, conducting our safety extension trial, TRCA-301E, and our VALOR-CKD trial (also known as TRCA-303)l, commercial expenses related to veverimer, interest payments under our Loan and Security Agreement with Hercules Capital, Inc., and the remainder for working capital and general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1^	Tricida, Inc. Executive Retention Agreement Template	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Management contracts and compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2020

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Marc Cobo
Marc Cobo
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)