Form 10-Q
period 2021-03-31
Tricida, Inc.
filed 2021-05-07
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 30, 2021, the registrant had 50,272,725 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding the timing and location of the enrollment, distribution of enrollment across geographical regions, endpoint accrual, continuation, completion, outcome and reporting of results of our ongoing VALOR-CKD trial;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$40,510	$137,857
Short-term investments	177,221	171,670
Prepaid expenses and other current assets	2,989	4,488
Total current assets	220,720	314,015
Long-term investments	—	22,757
Property and equipment, net	1,053	1,112
Operating lease right-of-use assets	13,395	13,801
Total assets	$235,168	$351,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,321	$3,508
Current operating lease liabilities	2,341	2,079
Accrued expenses and other current liabilities	32,543	28,671
Total current liabilities	40,205	34,258

Term Loan, net	—	76,638
Convertible Senior Notes, net	120,775	118,670
Non-current operating lease liabilities	12,627	13,046
Other long-term liabilities	—	202
Total liabilities	173,607	242,814
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 50,272,725 and 50,210,779 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	50	50
Additional paid-in capital	748,712	742,555
Accumulated other comprehensive income (loss)	(41)	64
Accumulated deficit	(687,160)	(633,798)
Total stockholders’ equity	61,561	108,871
Total liabilities and stockholders’ equity	$235,168	$351,685
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$32,175	$49,381
General and administrative	9,895	23,526
Total operating expenses	42,070	72,907
Loss from operations	(42,070)	(72,907)
Other income (expense), net	445	813
Interest expense	(5,613)	(2,020)
Loss on early extinguishment of Term Loan	(6,124)	—
Net loss	(53,362)	(74,114)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(105)	(232)
Total comprehensive loss	$(53,467)	$(74,346)
Net loss per share, basic and diluted	$(1.06)	$(1.49)
Weighted-average number of shares outstanding, basic and diluted	50,247,698	49,841,407
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	$50	$748,712	$(41)	$(687,160)	$61,561

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	$50	$641,571	$(39)	$(443,121)	$198,461
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(53,362)	$(74,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	230
Non-cash operating lease costs	248	320
Accretion (amortization) of premiums and discounts on investments	209	(341)
Accretion of Term Loan and Convertible Senior Notes	2,628	751
Loss on early extinguishment of Term Loan	6,124	—
Stock-based compensation	6,042	8,374
Changes in fair value of compound derivative liability	(202)	846
Other non-cash items	(29)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,520	(777)
Accounts payable	1,815	4,892
Accrued expenses and other liabilities	3,895	8,910
Operating lease liabilities	—	(125)
Net cash used in operating activities	(30,978)	(51,034)
Investing activities:
Purchases of investments	(59,932)	(46,045)
Proceeds from maturities of investments	76,824	88,867
Purchases of property and equipment	(76)	(360)
Net cash provided by investing activities	16,816	42,462
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	115	567
Repayment of leasehold improvement loan	(15)	(14)
Cash paid for early extinguishment of Term Loan	(83,285)	—
Net cash provided by (used in) financing activities	(83,185)	553
Net increase (decrease) in cash and cash equivalents	(97,347)	(8,019)
Cash and cash equivalents at beginning of period	137,857	18,574
Cash and cash equivalents at end of period	$40,510	$10,555
Supplemental disclosures
Cash paid for interest	$1,774	$1,211
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$206
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
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through March 31, 2021, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2020 has been derived from audited financial statements.
Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
Adopted Standards
Effective January 1, 2021, the Company adopted, on a prospective basis, Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which simplifies the accounting for income taxes. The adoption of ASU 2019-12 did not have a significant impact on the Company's condensed financial statements.

Standards Not Yet Effective
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options, or ASC 470-20, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share, or EPS, for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for public business entities for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2021 on a prospective basis, and early adoption is permitted. The Company will adopt ASU 2020-06 effective January 1, 2022, and expects to use the modified retrospective method. On adoption, the Company expects to account for the Convertible Senior Notes as a single liability measured at amortized cost resulting in reduced non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component.
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
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts payable and the Convertible Senior Notes.
Cash, cash equivalents and investments are reported at their respective fair values on the Company's condensed balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds and U.S. Treasury securities as Level 1. When quoted market prices are not available for a specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models incorporate expected future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company classifies U.S. government agency securities, commercial paper and corporate debt securities as Level 2. The Company's short-term and long-term investments are classified as available-for-sale.

The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of March 31, 2021 and December 31, 2020.

	March 31, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,507	$—	$—	$2,507	$2,507	$—	$—
Level 1:
Money market funds	38,003	—	—	38,003	38,003	—	—
U.S. Treasury securities	8,110	2	—	8,112	—	8,112	—
Subtotal	46,113	2	—	46,115	38,003	8,112	—
Level 2:
U.S. government agency securities	47,771	20	—	47,791	—	47,791	—
Commercial paper	102,166	7	(3)	102,170	—	102,170	—
Corporate debt securities	19,123	26	(1)	19,148	—	19,148	—
Subtotal	169,060	53	(4)	169,109	—	169,109	—
Total assets measured at fair value	$217,680	$55	$(4)	$217,731	$40,510	$177,221	$—

	December 31, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,011	$—	$—	$2,011	$2,011	$—	$—
Level 1:
Money market funds	25,862	—	—	25,862	25,862	—	—
U.S. Treasury securities	8,157	1	(1)	8,157	—	8,157	—
Subtotal	34,019	1	(1)	34,019	25,862	8,157	—
Level 2:
U.S. government agency securities	64,370	15	(3)	64,382	—	41,625	22,757
Commercial paper	159,183	16	(6)	159,193	97,989	61,204	—
Corporate debt securities	72,546	134	(1)	72,679	11,995	60,684	—
Subtotal	296,099	165	(10)	296,254	109,984	163,513	22,757
Total assets measured at fair value	$332,129	$166	$(11)	$332,284	$137,857	$171,670	$22,757
There were no gross realized gains and gross realized losses for the three months ended March 31, 2021 and 2020. All available-for-sale investments held as of March 31, 2021 have a maturity of one year of less.
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., or Hercules, measured at fair value on a recurring basis using Level 3 unobservable inputs for the three months ended March 31, 2021 and 2020. The key valuation assumptions used were a discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

	Three Months Ended March 31,
	2021	2020
(in thousands)	Compound Derivative Liability	Compound Derivative Liability
Fair value at beginning of period	$202	$977
Change in fair value	—	846
Extinguishment of compound derivative liability upon extinguishment of Term Loan	(202)	—
Fair value at end of period	$—	$1,823
The estimated fair value of the Convertible Senior Notes was $84.2 million as of March 31, 2021 and they were classified as Level 3. The key valuation assumptions used consist of the discount rate of 22.6% and volatility of 87.0%.
NOTE 4. BORROWINGS
Term Loan
On March 12, 2021, the Company repaid the outstanding principal of $75.0 million and fees in the amount of $8.3 million to Hercules under the Term Loan. The Company recognized a loss on early debt extinguishment of $6.1 million which represents the remaining unamortized issuance costs. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.
Convertible Senior Notes
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of March 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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

The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of March 31, 2021.

(in thousands)	March 31, 2021
Liability component:
Principal	$200,000
Unamortized discount - equity component	(75,456)
Unamortized underwriter discounts and issuance costs	(3,769)
Net carrying amount	$120,775

Equity component, net of underwriter discounts and issuance costs	$79,498
The remaining unamortized debt discount will be amortized over approximately 6.2 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three months ended March 31, 2021.

(in thousands)	Three Months Ended March 31, 2021
Contractual interest expense	$1,750
Amortization of debt discount	2,047
Amortization of underwriter discounts and issuance costs	59
Total interest expense	$3,856

NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations from its operating lease, manufacturing and service contracts, tenant improvement loan, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of March 31, 2021.

	March 31, 2021
(in thousands)	Total	2021(4)	2022 - 2023	2024 - 2025	Thereafter
Convertible Senior Notes(1)	$245,500	$7,000	$14,000	$14,000	$210,500
Lease obligations(2)	19,033	1,739	5,780	6,131	5,383
Tenant improvement loan	23	23	—	—	—
Manufacturing and service contracts(3)	604,443	17,725	91,810	116,450	378,458
Total contractual obligations and commitments	$868,999	$26,487	$111,590	$136,581	$594,341
(1)Comprised of interest payable and principal repayment due under the Convertible Senior Notes' Indenture.
(2)Comprised of rent payments under the amended lease for the Company's offices and laboratory space executed on August 14, 2019.
(3)The purchase obligations are comprised of the Company's non-cancelable purchase commitments under the Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of future market demand, quantity discounts and manufacturing efficiencies.
(4)Remaining nine months.
Other Commitments
On October 4, 2019, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a multi-year Manufacturing and Commercial Supply Agreement and on March 30, 2021, Tricida and Patheon entered into Amendment No. 1 to the Manufacturing and Commercial Supply Agreement, collectively the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
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
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the “Securities Class Action”). The Securities Class Action complaint alleges that during the period September 4, 2019 through October 28, 2020 (the “Class Period”), the Company and its senior officers violated the federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. Block & Leviton is expected to file an amended complaint in early June 2021. No damages amount is specified in the Securities Class Action.
On February 15, 2021, a derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Ricks v. Alpern et al., Case No, 1:21-cv-000205 (the “Ricks Derivative Case”). The Ricks Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties and wasted corporate assets. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Ricks Derivative Case.
On April 8, 2021 a second derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Goodman v. Klaerner et al., Case No, 1:21-cv-00510 (the “Goodman Derivative Case” and collectively with the Ricks Derivative Case, the "Derivative Cases"). As with the Ricks Derivative Case, the Goodman Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. No damages amount is specified in the Goodman Derivative Case.
As of March 31, 2021, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
The Company does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of these claims, and their resolution could be material to operating results for any particular period. Further, while there are no other material legal proceedings that the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business.
NOTE 6. RESTRUCTURING
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
Following is a summary of accrued restructuring costs related to the Third Quarter 2020 Restructuring as of March 31, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Total
Balance at January 1, 2020	$—	$—	$—
Charges	2,524	136	2,660
Cash payments made	(2,456)	(137)	(2,593)
Non-cash and other adjustments	(6)	1	(5)
Balance at December 31, 2020	$62	$—	$62
Balance at March 31, 2021	$62	$—	$62
Fourth Quarter 2020 Restructuring
On October 25, 2020, the Company's Board of Directors approved and on October 28, 2020, the Company implemented a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align its workforce with the needs of its business following the completion of the Type A meeting with the FDA in October 2020. The Fourth Quarter 2020 Restructuring resulted in the elimination of approximately 60.0% of the Company's workforce and included one-time termination severance payments and other employee-related costs, and exit costs including contract termination costs and accelerated depreciation of capitalized software.
Following is a summary of accrued restructuring costs related to the Fourth Quarter 2020 Restructuring as of March 31, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at January 1, 2020	$—	$—	$—	$—
Charges	7,338	3,077	679	11,094
Cash payments made	(3,555)	(2,032)	—	(5,587)
Non-cash and other adjustments	—	(34)	(679)	(713)
Balance at December 31, 2020	$3,783	$1,011	$—	$4,794
Cash payments made	(4,013)	(622)	—	(4,635)
Other	283	(63)	—	220
Balance at March 31, 2021	$53	$326	$—	$379
Restructuring costs of $0.2 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the three months ended March 31, 2021.
NOTE 7. NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(53,362)	$(74,114)
Denominator:
Weighted-average common shares outstanding	50,247,698	49,845,621
Less: weighted-average shares subject to repurchase	—	(4,214)
Weighted-average number of shares used in basic and diluted net loss per share	50,247,698	49,841,407
Net loss per share, basic and diluted	$(1.06)	$(1.49)
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

	March 31,
	2021	2020
Warrants to purchase common stock	31,352	131,998
Assumed conversion of Convertible Senior Notes	6,019,560	—
Common stock subject to repurchase	—	3,780
Stock options and RSUs issued and outstanding	11,704,679	9,009,511
Total potential common shares excluded from the computation of diluted net loss per share	17,755,591	9,145,289

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
We submitted our New Drug Application, or NDA, for veverimer through the Accelerated Approval Program as a chronic treatment for metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD for review by the FDA in August 2019. Results from our Phase 3, 12-week efficacy trial, TRCA-301, and a follow-on 40-week extension trial, TRCA-301E, formed the primary basis of our NDA submission. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). The TRCA-301E trial met its primary and all secondary endpoints. The Lancet published the results of the TRCA-301 trial in March 2019 and the results of the TRCA-301E trial in June 2019.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval will remain a review issue, and will, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
Although the ADL provides greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program, we believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid development path for veverimer. For example, if either of the planned interim analyses in VALOR-CKD for early stopping for efficacy results in positive renal outcomes data, this data could be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL and could serve as the basis for resubmission of the NDA. If the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at either of the two planned interim analyses, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. If we are unable to ensure that we have adequate resources to complete the trial in accordance with the protocol, we may explore the possibility of stopping the trial early for administrative reasons, in which case the analysis of the primary endpoint would use all alpha remaining at that time and the data may or may not be sufficient to support a resubmission and/or approval of the NDA. An administrative stop is not certain, and the timing would be independent of the planned interim analyses. In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of the regulatory path for approval of veverimer. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Resubmission and approval of the veverimer NDA may require additional clinical data beyond that provided by the VALOR-CKD trial.
Our ongoing VALOR-CKD trial is a randomized double-blind, placebo-controlled time-to-event trial. The primary endpoint event in VALOR-CKD is defined as renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate (eGFR) (DD40). We anticipate randomizing approximately 1,600 subjects in VALOR-CKD and the trial is currently designed to terminate when the independent blinded Clinical Endpoint Adjudication Committee, or CEAC, has positively adjudicated 511 subjects with primary endpoint events, which is anticipated to occur in the first half of 2024. The VALOR-CKD trial also includes interim analyses for early stopping for efficacy after 150 primary endpoint events (anticipated in the second half of 2021, based on the current rate of event accrual) and 250 primary endpoint events (anticipated in mid-2022, based on the current rate of event accrual) have accrued. These interim analyses will be conducted by an independent unblinded Interim Analysis Committee. If the independent unblinded Interim Analysis Committee does not recommend stopping the trial early for efficacy, we will receive no information from these interim analyses. The VALOR-CKD trial also includes, as its first two secondary efficacy endpoints, evaluation of the effect of veverimer versus placebo after one year of treatment on patient-reported and objective measures of physical functioning, using the KDQOL Physical Functioning Survey and the Repeated Chair Stand test, respectively. Although not part of any efficacy endpoints, the VALOR-CKD trial will also provide information regarding the change from baseline in serum bicarbonate in veverimer and placebo-treated subjects.
We initiated enrollment in the VALOR-CKD trial in the fourth quarter of 2018 and have established sites throughout North America, Europe, Latin America and Asia-Pacific. As of May 7, 2021, the VALOR-CKD trial has randomized 1,440 of 1,600 subjects with an average treatment duration of approximately 15 months and has accrued 97 subjects with positively adjudicated primary endpoint events. One event is under review and requires an additional confirmatory value. In November 2020, based on feedback from the FDA, recruitment for VALOR-CKD was closed in all regions except for the United States, Canada and Western Europe; however, to reach our goal of completing enrollment in the trial by the end of 2021, we have reopened recruitment at sites in Latin America and Asia-Pacific. We do not intend to reopen recruitment at sites in Eastern Europe. At the end of recruitment, we anticipate approximately 67% of subjects to be enrolled at Eastern European sites, 10-20% at U.S., Western European and Canadian sites, and the remainder at Latin American and Asia-Pacific region sites. We intend to ensure that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects. The FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue.
Together with our investigators, contract research organizations, or CROs, and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on recruitment and retention of subjects in, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 6%. While we do not believe the ongoing VALOR-CKD trial has been materially affected to date by the COVID-19 pandemic, to the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient recruitment, retention, compliance with the study protocol and powering. We have provided investigators additional guidance per general FDA and European Medicines Agency, or EMA, recommendations on clinical trial conduct during COVID-19 to ensure the ongoing VALOR-CKD trial is effectively conducted with the utmost attention to trial subject and investigator safety while maintaining compliance with applicable clinical trial regulations and principles of Good Clinical Practice, and minimizing risks to the trial’s integrity. We will continue to monitor the potential impact that COVID-19 may have on our ongoing VALOR-CKD trial.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through March 31, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net proceeds of $193.3 million from the issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, on May 22, 2020 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $53.4 million and $74.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $687.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.
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
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings and the Convertible Senior Note issuance, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop veverimer.
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
Restructuring Costs
Expenses related to restructuring activities are recorded in operating expenses as part of research and development expense and general and administrative expense as appropriate.
On September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, we implemented a restructuring, or Third Quarter 2020 Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of our workforce and other cost reductions. We did not incur any restructuring costs related to the Third Quarter 2020 Restructuring during the three months ended March 31, 2021.
On October 25, 2020, our Board of Directors approved and on October 28, 2020, we implemented a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align our workforce with the needs of our business following the completion of the Type A meeting with the FDA in October 2020. The Fourth Quarter 2020 Restructuring resulted in the elimination of approximately 60.0% of our workforce and included one-time termination severance payments and other employee-related costs, and exit costs including contract termination costs and accelerated depreciation of capitalized software. Restructuring costs of $0.2 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the three months ended March 31, 2021.

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$32,175	$49,381	$(17,206)	(35)%
General and administrative	9,895	23,526	(13,631)	(58)%
Total operating expenses	42,070	72,907	(30,837)	(42)%
Loss from operations	(42,070)	(72,907)	30,837	(42)%
Other income (expense), net	445	813	(368)	(45)%
Interest expense	(5,613)	(2,020)	(3,593)	178%
Loss on early extinguishment of Term Loan	(6,124)	—	(6,124)	N/M
Net loss	$(53,362)	$(74,114)	$20,752	(28)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Clinical development costs	$25,675	$41,140	$(15,465)	(38)%
Personnel and related costs	3,173	3,932	(759)	(19)%
Stock-based compensation expense	2,406	3,133	(727)	(23)%
Other research and development costs	921	1,176	(255)	(22)%
Total research and development expense	$32,175	$49,381	$(17,206)	(35)%
Comparison of the three months ended March 31, 2021 and 2020
Research and development expense was $32.2 million and $49.4 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $17.2 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $15.5 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial; decreased personnel and related costs of $0.8 million related to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $0.7 million related to performance awards granted in August 2019 and our workforce reduction, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; and a decrease in other research and development costs of $0.3 million primarily related to lower travel costs.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Personnel and related costs	$2,560	$6,246	$(3,686)	(59)%
Stock-based compensation expense	3,636	5,241	(1,605)	(31)%
Other general and administrative costs	3,699	12,039	(8,340)	(69)%
Total general and administration expense	$9,895	$23,526	$(13,631)	(58)%
Comparison of the three months ended March 31, 2021 and 2020
General and administrative expense was $9.9 million and $23.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $13.6 million was due to a decrease in pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $3.7 million due to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $1.6 million related to our workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; and a decrease in other general and administrative costs of $8.3 million primarily related to reduction in pre-commercialization activities, medical affairs activities, recruiting and training costs.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through March 31, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million under the Term Loan. As of March 31, 2021, we had cash, cash equivalents and investments of $217.7 million.
Hercules Loan and Security Agreement
On March 12, 2021, we repaid the outstanding principal of $75.0 million and fees in the amount of $8.3 million to Hercules under the Term Loan. We recognized a loss on early debt extinguishment of $6.1 million which represents the remaining unamortized issuance costs.
Convertible Senior Notes
On May 22, 2020, we issued $200.0 million aggregate principal amount of Convertible Senior Notes pursuant to an indenture, dated as of May 22, 2020, or the Indenture, between us and U.S. Bank National Association, as trustee, or the Trustee. The offering and sale of the Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $25.0 million aggregate principal amount of Convertible Senior Notes. Net proceeds from the offering were $193.3 million after deducting underwriting discounts and commissions and other offering costs of approximately $6.7 million.
Our Convertible Senior Notes are senior unsecured obligations, and interest is payable semi-annually in arrears at a rate of 3.5% per year on May 15 and November 15 of each year, beginning on November 15, 2020. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. We may redeem for cash all or any portion of the Convertible Senior Notes, at our option, on or after May 20, 2024 and on or before the 40th scheduled trading day immediately prior to the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We are not required to and no sinking fund is provided for the Convertible Senior Notes.
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of March 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $687.2 million. Based on our cash, cash equivalents and investments as of March 31, 2021, we believe we have sufficient capital to continue funding our operations for the twelve-month period following the filing of this Quarterly Report on Form 10-Q. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
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
•the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer, and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement and Amendment No. 1 to the Manufacturing and Commercial Supply Agreement we entered into with Patheon, as the same may be amended from time to time;
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
On May 22, 2020, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2027. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $25.0 million aggregate principal amount of Convertible Senior Notes. Net proceeds from the offering were $193.3 million after deducting underwriting discounts and commissions and other offering costs of approximately $6.7 million.
Cash Flows
The following table presents a summary of the net cash flow activity for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(30,978)	$(51,034)
Investing activities	16,816	42,462
Financing activities	(83,185)	553
Net increase (decrease) in cash and cash equivalents	$(97,347)	$(8,019)
Cash Used in Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $31.0 million, which consisted of a net loss of $53.4 million, adjusted by non-cash charges of $15.2 million and changes in cash used in our operating assets and liabilities of $7.2 million. The non-cash charges consisted primarily of loss on early extinguishment of Term Loan of $6.1 million, stock-based compensation of $6.0 million, accretion of Term Loan and Convertible Senior Notes of $2.6 million, non-cash operating lease costs of $0.2 million, net amortization of premiums and discounts on investments of $0.2 million and depreciation and amortization of $0.1 million, partially offset by changes in fair value of compound derivative liability of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $3.9 million, an increase in accounts payable of $1.8 million and a decrease in prepaid expenses and other assets of $1.5 million.
During the three months ended March 31, 2020, cash used in operating activities was $51.0 million, which consisted of a net loss of $74.1 million, adjusted by changes in cash used in our operating assets and liabilities of $12.9 million and non-cash charges of $10.2 million. The changes in cash used in our operating assets and liabilities were primarily due to an increase in accrued expenses and other current liabilities of $8.9 million and an increase in accounts payable of $4.9 million, partially offset by an increase in prepaid expenses and other assets of $0.8 million and a decrease in operating lease liabilities of $0.1 million. The non-cash charges consisted primarily of stock-based compensation of $8.4 million, changes in fair value of compound derivative liability of $0.8 million, accretion of Term Loan of $0.8 million, non-cash operating lease costs of $0.3 million and depreciation and amortization of $0.2 million, partially offset by net amortization of premiums and discounts on investments of $0.3 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $16.8 million and $42.5 million for the three months ended March 31, 2021 and 2020, respectively. The net cash provided by investing activities during the three months ended March 31, 2021 was due to maturities of investments of $76.8 million, partially offset by purchases of investments of $59.9 million and purchases of property and equipment of $0.1 million. The net cash provided by investing activities during the three months ended March 31, 2020 was due to maturities of investments of $88.9 million, partially offset by purchases of investments of $46.0 million and purchases of property and equipment of $0.4 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $83.2 million for the three months ended March 31, 2021 and net cash provided by financing activities was $0.6 million for the three months ended March 31, 2020. The net cash used in financing activities during the three months ended March 31, 2021 was primarily due to cash paid for early extinguishment of Term Loan of $83.3 million, partially offset by proceeds from the issuance of common stock under equity award plans of $0.1 million. The net cash provided by financing activities during the three months ended March 31, 2020 was due to proceeds from the issuance of common stock under equity incentive plans of $0.6 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.
Contractual Obligations and Commitments
For additional details regarding our contractual obligations, see Note 5. “Commitments and Contingencies” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please read the information under the heading “Contingencies” in Part I, Item 1., Note 5. "Commitments and Contingencies", to our condensed financial statements included in this report, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1. "Financial Statements," as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
•The design of our ongoing renal outcomes trial, VALOR-CKD (also known as TRCA-303), may be impacted by additional information that becomes available to us or by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify the design of this trial or conduct additional clinical trials. Additionally, if the trial is stopped early, for example, for efficacy or for administrative reasons, the data may or may not be sufficient to support a resubmission and/or approval of the NDA.
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

•Together with our limited operating history and our requirements for substantial additional financing to achieve our goals, including the completion of our ongoing clinical trial, VALOR-CKD, it is difficult to assess our future viability. We require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, commercialization efforts of veverimer, or further reduce or cease our operations altogether. Our current debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.
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
•Our business operations are heavily dependent on third parties to perform functions critical to our success. We currently rely completely on third-party suppliers to manufacture, package and label our clinical drug supply of veverimer drug substance and drug product, and we intend to rely completely on third parties to manufacture, package and label commercial supply of veverimer drug substance and drug product, if approved. Any interruption or performance failure on the part of our suppliers could delay the development and potential regulatory approval and commercialization of veverimer. In addition, we have relied and continue to rely on third parties, particularly consultants and CROs, to conduct and complete our clinical trials, including our ongoing clinical trial, VALOR-CKD. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize veverimer, if approved.
•An epidemic or pandemic disease outbreak, including the COVID-19 outbreak, could disrupt our business operations, including the conduct and results of our ongoing clinical trial, VALOR-CKD, as well as the business or operations of our third-party manufacturers and testing laboratories, our CROs, clinical data management organizations, medical institutions and clinical investigators, the FDA or other regulatory authorities, or other third parties with whom we conduct business, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $53.4 million and $74.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $687.2 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our investigational drug candidate, veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
If veverimer is not successfully developed or commercialized, including because we are unable to address the deficiencies identified in the CRL from the FDA related to our NDA or the issues raised in the ADL issued by the OND to our FDRR, because of a lack of capital or otherwise, or if we do not generate enough revenue following marketing approval, we will not achieve profitability and our business may fail. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, other operations or commercialization efforts of veverimer, or to cease operations altogether.
We are currently advancing veverimer through clinical development. As of March 31, 2021, we had working capital of $180.5 million and cash, cash equivalents and investments of $217.7 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with attempting to address the deficiencies identified in the CRL from the FDA related to our NDA or the issues raised in the ADL issued by the OND on our FDRR and resubmission of the NDA. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $217.7 million will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•the potential impact of pandemics, including COVID-19, on the health care system, financial markets and economy generally and on our business in particular, including the potential impact on enrollment and retention of patients in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our VALOR-CKD trial;
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
In February 2021, the OND issued a decision on our FDRR. While the OND acknowledged that the TRCA-301 and TRCA-301E trials met their serum bicarbonate endpoints with statistical significance, the OND denied the appeal. In its Appeal Denied Letter, or ADL, the OND not only addressed the issue of magnitude of serum bicarbonate change, but cited all of the deficiencies in the CRL in concluding that the data provided in support of the veverimer NDA did not support approval through the Accelerated Approval Program. The OND concluded that the magnitude of the increases in serum bicarbonate levels shown in the TRCA-301/TRCA-301E trial was not of sufficient size or duration to establish that treatment with veverimer would be reasonably likely to provide a discernible reduction in CKD progression. In addition, the OND found that the intended confirmatory trial, VALOR-

CKD (also known as TRCA-303), was underpowered to detect a 13% reduction in slowing of CKD progression. This finding was based on information included in the initial NDA submission, including the placebo-subtracted LS mean change from baseline in serum bicarbonate observed in the TRCA-301/TRCA-301E trial and the original Predictive MA Model. The OND also raised concerns regarding the robustness of the study results given that the veverimer NDA was supported by a single registrational trial (TRCA-301/TRCA-301E), which must, alone, provide persuasive evidence of benefit. Specifically, the OND noted concerns around adequate blinding, the trial results being strongly influenced by a single site, and the majority of sites for the TRCA-301/TRCA-301E trial being in Eastern Europe, where differences in patient management, including concomitant medications and diet, might affect the treatment response to veverimer and raise a concern of the applicability to a U.S. patient population. The OND also stated that, while trial results in the TRCA-301/TRCA-301E trial showed improvement in two patient-reported measures, the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test, the OND viewed this subjective data from a single trial with skepticism in the absence of data from a second trial with similar results and noted that both endpoints would require rigorous blinding to support robust conclusions. However, the OND noted that both of these changes, if eventually established by one or more additional trials, would indicate a potentially meaningful benefit of veverimer treatment—especially in CKD patients who have physical functional impairments. Separate from the ADL, we previously received feedback from the Division of Clinical Outcome Assessment, or DCOA, that reliance on these physical function endpoints for approval may require further validation.
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval will remain a review issue, and will, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
Although the ADL provides greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program, we believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid development path for veverimer. For example, if either of the planned interim analyses in VALOR-CKD for early stopping for efficacy results in positive renal outcomes data, this data could be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL and could serve as the basis for resubmission of the NDA. If the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at either of the two planned interim analyses, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. If we are unable to ensure that we have adequate resources to complete the trial in accordance with the protocol, we may explore the possibility of stopping the trial early for administrative reasons, in which case the analysis of the primary endpoint would use all alpha remaining at that time and the data may or may not be sufficient to support a resubmission and/or approval of the NDA. An administrative stop is not certain, and the timing would be independent of the planned interim analyses. In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of the regulatory path for approval of veverimer. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Resubmission and approval of the veverimer NDA may require additional clinical data beyond that provided by the VALOR-CKD trial, including an additional trial or trials to confirm magnitude, durability of effect or applicability to the U.S. population.
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
•our ability to conduct a successful VALOR-CKD trial and the ability of the results of this trial to demonstrate slowing of CKD progression by veverimer compared to placebo if we seek traditional approval of veverimer or confirm the clinical benefit of increasing serum bicarbonate if we obtain accelerated approval of veverimer;
•the enrollment and continued participation in our VALOR-CKD trial by a sufficient number of subjects to demonstrate applicability to the U.S. population;
•the enrollment and continued participation in our VALOR-CKD trial by a sufficient number of subjects over a sufficient number of clinical sites to avoid the potential for trial results to be driven by a single high-enrolling site;
•the VALOR-CKD trial demonstrating statistically significant primary endpoint results so that hierarchical testing of the secondary efficacy endpoints, such as physical functioning endpoints, may be performed per the statistical analysis plan;
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

•the impact of pandemics, such as COVID-19, on our business in particular, including the potential impact on our VALOR-CKD trial; and
•our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of veverimer. If we are not successful in gaining approval of or in commercializing veverimer, or are significantly delayed in doing so, our business will be materially harmed.
If we are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, and/or are required to conduct additional nonclinical and clinical studies and trials beyond those that we have completed or currently contemplate, that could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if the ongoing VALOR-CKD trial, which would serve as a confirmatory postmarketing trial, or any additional confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval will remain a review issue, and will, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
Although the ADL provides greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program, we believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid development path for veverimer. For example, if either of the planned interim analyses in VALOR-CKD for early stopping for efficacy results in positive renal outcomes data, this data could be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL and could serve as the basis for resubmission of the NDA. If the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at either of the two planned interim analyses, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. If we are unable to ensure that we have adequate resources to complete the trial in accordance with the protocol, we may explore the possibility of stopping the trial early for administrative reasons, in which case the analysis of the primary endpoint would use all alpha remaining at that time and the data may or may not be sufficient to support a resubmission and/or approval of the NDA. An administrative stop is not certain, and the timing would be independent of the planned interim analyses. In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of the regulatory path for approval of veverimer. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Resubmission and approval of the veverimer NDA may require additional clinical data beyond that provided by the VALOR-CKD trial, including an additional trial or trials to confirm magnitude, durability of effect or applicability to the U.S. population.
Because we may continue to develop our investigational drug candidate for the treatment of a disease or condition on the basis of an unvalidated surrogate endpoint, there are increased risks that the FDA may have difficulty analyzing and interpreting the results of our clinical program. In addition, the FDA may find that the demonstrated effect on a surrogate endpoint is not reasonably likely to predict clinical benefit. As a result, they may delay or refuse to approve veverimer. Thus far, the FDA has not been satisfied that the demonstrated magnitude and durability of effect of veverimer on the surrogate endpoint has been sufficient to support approval.
If we are able to obtain accelerated approval for veverimer, we will be subject to rigorous postmarketing requirements, including the completion of our ongoing VALOR-CKD trial, which we believe would serve as a confirmatory postmarketing trial, or such other confirmatory trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
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
We may decide to pursue traditional approval of veverimer for the slowing of kidney disease progression or improving physical functioning in patients with metabolic acidosis associated with CKD rather than accelerated approval. To obtain traditional approval to market a drug product, we must provide the FDA with clinical data that adequately demonstrate the safety and efficacy of veverimer for the intended indication sought in the NDA.
The FDA generally requires at least two adequate and well-controlled studies to support approval of an NDA. A single Phase 3 clinical trial may be sufficient in rare instances, including (1) where the clinical trial is a large multicenter clinical trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. If the VALOR-CKD trial is successful, and we decide to pursue traditional approval, it would be based on our belief that our VALOR-CKD trial, supported by the TRCA-301/TRCA-301E trial, will provide sufficient evidence for FDA to approve veverimer for the slowing of kidney disease progression and potentially improving physical functioning in patients with metabolic acidosis associated with CKD. However, it is possible that the FDA will disagree. The FDA has broad discretion in determining whether to approve a drug, and the FDA could find a resubmitted NDA seeking traditional approval of veverimer on the basis of VALOR-CKD to be insufficient for a number of reasons, including the following reasons:
•concerns regarding the robustness of the VALOR-CKD trial results;
•concerns that the VALOR-CKD results are not generalizable to patients in the United States, including if the outcome events are driven by events in Eastern European subjects, treatment effects are dissimilar in U.S. and non-U.S. patients, or there is an insufficient number of events in U.S. or “U.S.-like” subjects;
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
A continued delay in obtaining regulatory approval could further delay commercialization of veverimer and adversely impact our ability to generate revenue, our business and our results of operations and the denial of such approval for veverimer could mean that we need to cease operations.
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
•the impact that pandemics, such as COVID-19, may have on our ability to enroll and retain an adequate number of subjects in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our ongoing VALOR-CKD trial; or

•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our investigational drug candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our Phase 3 trial, TRCA-301, and our 40-week extension trial, TRCA-301E, for veverimer do not ensure that our ongoing VALOR-CKD trial, or other future clinical trials will demonstrate similar results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. Several companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, clinical trials must be conducted in a manner that ensures the trial design and operations are carried out in a way that preserves double-blind, placebo-controlled status and maintains clinical trial data integrity. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our registrational trial, TRCA-301/TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the Accelerated Approval Program or the traditional approval process, for veverimer in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of veverimer and could impact the design and conduct of ongoing and future clinical trials.
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
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States. Foreign authorities may have similar reservations in accepting data from clinical trials conducted outside of their territory for future marketing approvals outside of the U.S. The CRL issued by FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine, and based on feedback received from the FDA, although we have elected to focus future enrollment activities in our ongoing VALOR-CKD trial in the United States, Canada and Western Europe, to meet our goal of completing enrollment in 2021, we are also enrolling subjects in other non-Eastern European regions (i.e., Latin America and Asia-Pacific). When the VALOR-CKD trial is fully recruited, we anticipate that approximately 67% of subjects will have been enrolled at Eastern European sites, approximately 10-20% of subjects will have been enrolled at sites in the U.S., Western Europe and Canada, and the remainder at Latin American and Asia-Pacific region sites. However, our ongoing VALOR-CKD trial may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial. In addition, the VALOR-CKD trial could be stopped early, for example, for efficacy or for administrative reasons, which creates additional risks related to study termination and could also affect the results of the trial. Moreover, the number of events being contributed from subjects in the United States or regions with “U.S.-like” subjects will, in part, be dependent on whether the VALOR-CKD study is stopped early and the proportion of such events would likely be smaller as a percentage of total events than if the trial were continued until 511 events are accrued. We cannot assure you that the FDA will accept the VALOR-CKD data in support of an NDA resubmission or approval and the acceptability of the data will ultimately be a review issue.
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
•reach agreement on acceptable terms with prospective consultants, CROs, other third-party contract service providers and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, other third-party contract service providers and trial sites;
•successfully execute contractual obligations by our consultants, CROs, other third-party contract service providers and clinical trial sites;
•obtain ethics committee or institutional review board, or IRB, approval at each site;

•recruit suitable trial subjects across an adequate number of suitable clinical trial sites and have such subjects remain on study drug, complete the clinical trial or return for post-treatment follow-up;
•ensure that clinical sites follow the trial protocol, comply with GCP, and continue to participate in a clinical trial;
•address any subject safety concerns that arise during the course of a clinical trial;
•ensure that subjects comply with and complete clinical trial protocols;
•achieve a sufficient level of endpoint events in the placebo group, if applicable;
•initiate or add a sufficient number of clinical trial sites;
•ensure that trial sites do not deviate from clinical trial protocols or drop out of a clinical trial;
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
•adequately deal with the impact of pandemics, such as COVID-19; and
•adequacy of and compliance with the statistical analysis plan used to evaluate the clinical trial data.
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
We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners, consultants and other third parties, such as CROs, to conduct clinical trials for veverimer. We rely on these third parties to conduct and complete our clinical trials according to GCP and the trial protocol, statistical analysis plan and other trial-specific documents (for example, safety management, clinical monitoring and blinding plans). Responsibilities of these third parties include, but are not limited to, monitoring of the trial sites and ensuring that the trial is conducted in compliance with International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines and

GCP, the informed consent process, protocol-specified requirements, safety reporting requirements, data collection guidelines and all trial-specific blinding procedures.
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
Moreover, our current supplier of drug substance may not have the capacity to manufacture veverimer drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of veverimer drug substance. We entered into a commercial supply agreement with our current drug substance supplier. Our long-term commitment under the commercial supply agreement to purchase veverimer drug substance could create a significant financial obligation. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of veverimer, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer-based drugs. If we are unable to reduce the manufacturing cost of veverimer drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of veverimer drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of veverimer drug substance, the ability of veverimer to reach its market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from the sale of veverimer.
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
While we have entered into a contract with a third-party logistics company to warehouse veverimer and distribute it, the distribution network will require significant coordination with our internal teams. Failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage a compliant distribution process, the commercial launch and sales of veverimer, if approved, will be delayed or severely compromised and our results of operations may be harmed.
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
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective chronic daily treatment;
•willingness of physicians to prescribe veverimer and willingness of patients to try new treatments;
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
The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. The risk of competition is specifically important to us because veverimer is our only investigational drug candidate. Failure to compete effectively against available options or new products for treatment of patients with CKD would materially harm our business, financial condition and results of our operations. In particular, veverimer may not be able to compete effectively with non-approved options for increasing serum bicarbonate levels, existing drugs approved for the treatment of CKD, or other new drugs that may be developed by competitors.
We are not aware of any therapies approved by the FDA for the chronic treatment of metabolic acidosis and we expect veverimer to compete against non-approved options for increasing serum bicarbonate levels, including oral alkali supplementation such as sodium bicarbonate, sodium citrate or potassium citrate. We are aware, however, that AstraZeneca is conducting a clinical trial to explore the use of sodium zirconium cyclosilicate in patients with hyperkalemia and metabolic acidosis associated with chronic kidney disease.
In addition, if veverimer were to be approved for the treatment of slowing of CKD progression, we could face potential competition from sodium-glucose co-transporter-2 inhibitors, or SGLT2i, renin-angiotensin-aldosterone system inhibitors, or RAASi, or other products that are used for treatment of patients with CKD.
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
The NDA safety database for new drugs intended for chronic use in non-life-threatening conditions typically includes at least 1,500 individuals, with at least 100 patients exposed to the drug for a minimum of one year (Guideline for Industry ICH-E1: The Extent of Population Exposure to Assess Clinical Safety: For Drugs Intended for Long-term Treatment of Non-Life-Threatening Conditions). At the time of submitting our NDA in August 2019, the veverimer safety database was significantly smaller than the guidance suggests. Given the toxicology study results and clinical safety profile observed to date for veverimer, as well as the non-absorbed nature of the drug, we believed our proposed safety database was adequate for the FDA to file the veverimer NDA and review it under the Accelerated Approval Program, which the FDA did. In August 2020, we received a CRL from the FDA related to our NDA for veverimer. According to the CRL, if and when the Company resubmits its NDA for veverimer, it should include a safety update as described at 21 CFR 314.50(d)(5)(vi)(b), including updated data from all nonclinical and clinical studies/trials of veverimer, as available.
Our investigational drug candidate, veverimer, may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, reduce the commercial attractiveness of a prescribing label or result in significant negative consequences following regulatory approval, if approved.
Clinical studies of veverimer could reveal a high and unacceptable incidence and severity of undesirable and currently unknown side effects. Undesirable side effects could cause us, the DMC or regulatory authorities to interrupt, delay, suspend or (temporarily) halt clinical studies, adversely affect patient enrollment in clinical studies, result in a negative opinion of our marketing authorization application by the European Medicines Agency, or EMA, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, or result in the delay, denial or withdrawal of regulatory approval by the FDA, the European Commission or other competent regulatory authorities. Undesirable side effects also could result in regulatory authorities mandating additional clinical testing prior to approval, postmarketing testing following approval, the implementation of risk minimization measures or a more restrictive prescribing label/indication for a product, which, in turn, could limit the market acceptance of the product by physicians and consumers.
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
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from misconduct or other failure to comply with applicable laws or regulations.
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
We issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, pursuant to which we pay interest semiannually in arrears at a rate of 3.50% per year. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. We anticipate that we will need to secure additional funding to repay these obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or additional convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders. There can be no assurance we will be in a position to repay these obligations when due.
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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, which may change the accounting for the convertible debt instruments described above. Under ASU 2020-06, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments. Rather, the if-converted method will be required. Application of the if-converted method may reduce our reported diluted earnings per share. ASU 2020-06 is effective for public business entities for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2021 on a prospective basis, and early adoption is permitted. The Company will adopt ASU 2020-06 effective January 1, 2022 and expects to use the modified retrospective method. On adoption, the Company expects to account for the Convertible Senior Notes as a single liability measured at amortized cost resulting in reduced non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component.
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
We will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Additionally, the recently filed securities and shareholder litigation (see Part I, Item 1.,Note 5. "Commitments and Contingencies" for description) will require us to incur legal expenses to defend and may result in management time directed towards the litigation.
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
Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We have been subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Act. We currently have only limited internal audit capabilities and utilize an external firm to provide internal audit services. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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

Together with our investigators, consultants, CROs and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on recruitment and retention of subjects in the VALOR-CKD trial, subject compliance with the study protocol, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 6%. In addition, the COVID-19 pandemic may impact how subjects feel and function in general which may impact their responses to the subjective physical function measurements used in the trial. While we do not believe the ongoing VALOR-CKD trial has been materially affected to date by the COVID-19 pandemic, to the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient recruitment, retention, subject compliance with the study protocol and powering.
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
•increased rates of subjects withdrawing from our ongoing VALOR-CKD trial, or stopping study drug treatment, following enrollment as a result of contracting COVID-19, being forced to quarantine or general noncompliance with the clinical trial protocol due to potential exposure to COVID-19ꓼ
•delays and other interruptions in our supply chain that may affect our clinical sites’ receipt of the supplies and materials needed to conduct our ongoing VALOR-CKD trial;
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
•interruption of key VALOR-CKD clinical trial activities, such as site monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others, or interruption of clinical trial subject visits and trial procedures, the occurrence of which could impact compliance with the study protocol and affect the integrity of our clinical trial data;
•risks that participants enrolled in our ongoing VALOR-CKD trial acquire COVID-19 while the trial is ongoing, which could impact the results of the trial, the reliability of the data collected in the trial, hinder the interpretation of the trial results, or otherwise affect the scientific value or medical relevance of the trial, including, without limitation, by increasing the number of deaths or other adverse events;
•risks that our ongoing VALOR-CKD trial is stopped early due to participants enrolled in our ongoing VALOR-CKD trial acquiring COVID-19 while the trial is ongoing, which could impact the results of the trial;
•risks that participants enrolled in our ongoing VALOR-CKD trial who acquire COVID-19 may drop out of the trial or die, which could potentially impair our ability to accrue the required number of primary endpoint events;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of medical facilities serving as trial sites for in our ongoing VALOR-CKD trial and medical staff supporting the conduct of the trial;
•volatility in the price of our common stock causing difficulties in raising funds on acceptable terms; and
•limitations on employee resources that would otherwise be focused on conducting our ongoing VALOR-CKD trial and potential subsequent NDA resubmission including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.
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
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area, or EEA and the United Kingdom, or UK). The GDPR establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million/ £17.5 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to have access to and/or to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/United Kingdom unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, which we are certified to for the facilitation of transfers of non-HR data. However, in July 2020 the Court of Justice of the European Union, or CJEU declared the Privacy Shield to be invalid for purposes of international transfers of personal data. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. In turn, the findings of the CJEU will have significant implications for cross-border data flows and may result in compliance costs.
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
In addition, we are subject to various U.S. state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process. The CCPA permits the imposition of civil penalties enforced by the California Attorney General and provides a private right of action for consumers in the event of a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance, and the CCPA will be further amended, through the California Privacy Rights Act that passed by popular referendum in November 2020, and will go into effect in January 2023. Similarly, we are following the development of new data laws in several states around the country, including a new Virginia Consumer Data Protection Act as well as the potential for federal privacy legislation. We cannot yet predict the impact of the new and evolving privacy laws on our business or operations, these developments may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval will remain a review issue, and will, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
Although the ADL provides greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program, we believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid development path for veverimer. For example, if either of the planned interim analyses in VALOR-CKD for early stopping for efficacy results in positive renal outcomes data, this data could be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL and could serve as the basis for resubmission of the NDA. If the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at either of the two planned interim analyses, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. If we are unable to ensure that we have adequate resources to complete the trial in accordance with the protocol, we may explore the possibility of stopping the trial early for administrative reasons, in which case the analysis of the primary endpoint would use all alpha remaining at that time and the data may or may not be sufficient to support a resubmission and/or approval of the NDA. An administrative stop is not certain, and the timing would be independent of the planned interim analyses. In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of the regulatory path for approval of veverimer. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Resubmission and approval of the veverimer NDA may require additional clinical data beyond that provided by the VALOR-CKD trial.
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
If clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, impacts the VALOR-CKD trial design, we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can obtain regulatory approval from the FDA or comparable foreign authorities, and any such modification or additional trial could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations. If we are unable to ensure that we have adequate resources to complete the trial in accordance with the protocol, we may stop the trial early for administrative reasons, in which case the data may or may not be sufficient to support a resubmission and/or approval of the NDA.
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
We conducted the TRCA-101 and TRCA-301/TRCA-301E trials, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our investigational drug candidates outside the United States. In the TRCA-301 trial, 190 trial subjects were located in Eastern Europe, and 27 trial subjects were located in the U.S. In the TRCA-301E trial, 179 trial subjects were located in Eastern Europe and 17 trial subjects were located in the U.S. The CRL issued by the FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine. In the VALOR-CKD trial, 74% of the current trial subjects are located in Eastern Europe, and at full enrollment approximately 67% are anticipated to be located in Eastern Europe. In VALOR-CKD, we intend to ensure that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects. The FDA may not find such foreign clinical data to be applicable to U.S. patients or the U.S. practice of medicine, due to the potential differences in patient management, including diet and concomitant medications, may have on the treatment effect of veverimer. In such event, we may be required to add additional U.S. subjects to the VALOR-CKD trial. Based on feedback received from the FDA, in November 2020 we elected to focus future enrollment activities in the VALOR-CKD trial in the United States, Canada and Western Europe, but to meet our goal of completing enrollment in 2021 we have also reinitiated enrolling subjects in Latin America and Asia-Pacific as well. Despite our focus on geographic areas outside Eastern Europe for future enrollment, the FDA may not be reassured that results of our completed VALOR-CKD trial are relevant to the U.S. population or practice of medicine. In which case, we could be required to conduct one or more additional clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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

If veverimer receives approval, it may be subject to ongoing regulatory requirements for conducting postmarketing clinical studies and trials, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers, manufacturers’ facilities and testing laboratories are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we, our contract manufacturers and testing laboratories are subject to continual review and periodic inspections to assess compliance with cGMP. Furthermore, we, our contract manufacturers and testing laboratories will be required to comply with FDA Pharmacovigilance, or PV, requirements and PV inspections by the FDA. Accordingly, we must conduct the postmarketing trial in a diligent manner and we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for veverimer. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote veverimer for indications or uses for which it does not have FDA approval.
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
We are seeking regulatory approval to market veverimer for the slowing of kidney disease progression in patients with metabolic acidosis and CKD, unless we seek regulatory approval for additional or alternative indications, such as improving physical functioning, we will be prohibited from marketing veverimer for other indications.
We are seeking FDA approval to market veverimer for the slowing of kidney disease progression in patients with metabolic acidosis associated with CKD, unless we seek regulatory approval for additional or alternative indications, such as improving physical functioning, we cannot be certain what indication and what labeling language will be approved for veverimer, if approved.

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
The approval procedures vary among countries and can involve additional nonclinical and clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Data from clinical trials conducted in one country may not be accepted by regulatory agencies in other countries, or regulatory agencies may require that additional clinical trials be conducted in different regions or subpopulations to support a marketing approval application. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one or more foreign regulatory agencies does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In order to market any product in the European Economic Area, or EEA, and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization by the European Commission or the competent regulatory authorities of the EEA Member States. Before granting a Marketing Authorization, the competent agencies make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similarly, marketing any product in the United Kingdom requires a marketing authorization granted by the MHRA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and, even if we do file, we may not receive necessary approvals to commercialize veverimer in any market. If we do not obtain regulatory approvals for veverimer in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.
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
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we, or our contracted third parties, conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand. A conviction for violation of the federal Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. On November 20, 2020, the U.S. Department of Health and Human Services, Office of Inspector General, or OIG, issued two final regulations modifying safe harbors to the federal Anti-Kickback Statute. The first rule, which became effective January 19, 2021, created new safe harbors and modified existing safe harbors to promote certain value-based and coordinated care arrangements and to reduce regulatory burden. The second rule, or the Rebate Rule, created new safe harbors for (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers, or PBMs, and (ii) fixed fees for certain services that PBMs provide to pharmaceutical manufacturers. The Rebate Rule also revised the discount safe harbor to exclude price reductions (e.g., rebates) for pharmaceutical products from manufacturers to Part D plans when made directly or indirectly through a PBM, unless the reduction in price is required by law. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. Specifically, the new safe harbor provisions in the Rebate Rule affecting certain point-of-sale discounts and PBM service fees were initially delayed from January 29, 2021 until March 22, 2021 pursuant to the January 20, 2021 White House memorandum, titled “Regulatory Freeze Pending Review,” which directed federal agencies to take steps to facilitate the incoming Biden administration’s review of regulatory actions by the Trump administration, including delaying the effective dates of certain regulations. These provisions were subsequently delayed until January 1, 2023 due to litigation challenging the Rebate Rule. This litigation also resulted in a delay of the Rebate Rule’s provisions amending the discount safe harbor from January 1, 2022 until January 1, 2023. Given that implementation of these rules is uncertain, we cannot predict the full impact of these rules and any subsequent related regulatory actions on our future contracts with customers and our future pricing strategies with payers;
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
•U.S. and European reporting requirements detailing interactions with and payments to healthcare providers and healthcare organizations, such as the U.S. federal Physician Payments Sunshine Act, or Sunshine Act, which requires, among other things, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term "covered recipients" includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022 and covering payments and other transfers of value during calendar year 2021, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties. Some European countries have adopted laws similar to the Sunshine Act, applicable even in some cases to companies conducting clinical trials but that do not yet have marketing approval;

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
In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, or PPACA, which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been ongoing judicial and Congressional challenges to the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, this decision is subject to further appeal. The U.S. Supreme Court granted certiorari in March 2020 and heard oral arguments on November 10, 2020 to consider the lower court rulings and whether the mandate, if ruled unconstitutional, can be severed from the remainder of the PPACA. The case is expected to be decided in 2021. In the future, there may be additional challenges to the PPACA.
Other legislative changes have been proposed and adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue through 2030, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through December 31, 2021 due to the coronavirus pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. The Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, repealed the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar years beginning after December 31, 2020; and the medical device excise tax on non-exempt medical devices, for sales after December 31, 2019. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will seek new legislative and/or administrative measures to control prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on January 20, 2021, the Biden administration directed all federal departments and agencies to consider taking steps to withdraw or delay certain regulations and guidance issued by the Trump administration that had not become effective as of January 20, 2021 to permit the Biden administration to review such actions for questions of fact, law and policy. There have also been several recent U.S. Congressional inquiries and proposed and enacted federal and state bills designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer sponsored patient support programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act, 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.

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
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and may issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required for pharmaceutical products and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and these negotiations may continue after a reimbursement price has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products having received a marketing authorization either for the whole of the EU or for the respective member state.
Further, there has been a recent tendency by different Member States to replace, inter alia, high priced pharmaceutical products with a marketing authorization (notably drugs against rare diseases) by copies of such products manufactured in pharmacies, notably in pharmacies of university hospitals, so-called pharmaceutical compounding. In theory, pharmaceutical compounding is reserved for the named patient supply of a product. However, this principle is more and more put aside or circumvented by collecting prescriptions for patients treated with a certain pharmaceutical product in order to manufacture larger amounts of the respective product through pharmaceutical compounding. Thus the market for the pharmaceutical treatment of specific diseases is cornered and, as a result, the effective marketing of pharmaceutical products with a marketing authorization is jeopardized.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries, and even if issued, the patents may not meaningfully protect veverimer, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide us with any competitive advantage. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has been granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to veverimer but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to veverimer is successfully challenged, then our ability to commercialize veverimer could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market veverimer under patent protection would be reduced.
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
•announcements regarding the decision to stop our clinical trial early for administrative reasons;
•failure to stop our clinical trial following the occurrence of either of the interim analyses for early stopping for efficacy;

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
Following announcement of the deficiency letter from the FDA, there was a significant decline in our stock price. An additional decline occurred after our announcement of the results of the End-of-Review Type A meeting in late October 2020. On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against Tricida, Inc. and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the “Securities Class Action”). The Securities Class Action complaint alleges that during the period September 4, 2019 through October 28, 2020 (the “Class Period”), Tricida and its senior officers violated the federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning Tricida’s NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. Block & Leviton is expected to file an amended complaint in early June 2021. No response is currently due to the complaint. No damages amount is specified in the Complaint. On February 15, 2021, a derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Ricks v. Alpern et al., Case No, 1:21-cv-000205 (the “Ricks Derivative Case”). The Ricks Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties and wasted corporate assets. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Ricks Derivative Case. On April 8, 2021 a second derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Goodman v. Klaerner et al., Case No, 1:21-cv-00510 (the “Goodman Derivative Case and collectively with the Ricks Derivative Case, "the Derivative Cases"). As with the Ricks Derivative Case, the Goodman Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. No damages amount is specified in the Goodman Derivative Case. The defense of the Securities Class Action and the Derivative Cases may cause us to incur substantial costs and may divert the attention of management.
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
As of March 31, 2021, we had outstanding a total of 50,272,725 shares. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, or our Employee Stock Purchase Plan, or ESPP, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
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
As of March 31, 2021, all of our outstanding shares of common stock are freely tradable in the public market, other than approximately 18.9 million shares which are subject to trading restrictions. Holders of these shares of our common stock can require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 61.7% of our outstanding voting stock.
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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we expect to use the net proceeds from our IPO for supporting our activities for the approval process for veverimer (also known as TRC101), manufacturing activities related to veverimer, conducting our VALOR-CKD trial (also known as TRCA-303), and the remainder for working capital and general corporate purposes, which now include interest payments related to our $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027 and supporting activities for our New Drug Application resubmission.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1†	Amendment No.1 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated March 30, 2021	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain confidential information contained in this exhibit, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2021

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Annie Yoshiyama
Annie Yoshiyama
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)