Form 10-Q
period 2021-06-30
Tricida, Inc.
filed 2021-08-09
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 30, 2021, the registrant had 50,428,734 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$22,865	$137,857
Short-term investments	152,901	171,670
Prepaid expenses and other current assets	5,261	4,488
Total current assets	181,027	314,015
Long-term investments	—	22,757
Property and equipment, net	934	1,112
Operating lease right-of-use assets	12,987	13,801
Total assets	$194,948	$351,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,738	$3,508
Current operating lease liabilities	2,608	2,079
Accrued expenses and other current liabilities	19,522	28,671
Total current liabilities	24,868	34,258

Term Loan, net	—	76,638
Convertible Senior Notes, net	122,951	118,670
Non-current operating lease liabilities	12,200	13,046
Other long-term liabilities	—	202
Total liabilities	160,019	242,814
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 50,428,734 and 50,210,779 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	50	50
Additional paid-in capital	755,654	742,555
Accumulated other comprehensive income (loss)	(62)	64
Accumulated deficit	(720,713)	(633,798)
Total stockholders’ equity	34,929	108,871
Total liabilities and stockholders’ equity	$194,948	$351,685
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$19,781	$28,757	$51,956	$78,138
General and administrative	9,550	28,418	19,445	51,944
Total operating expenses	29,331	57,175	71,401	130,082
Loss from operations	(29,331)	(57,175)	(71,401)	(130,082)
Other income (expense), net	(296)	2,675	149	3,488
Interest expense	(3,926)	(3,756)	(9,539)	(5,776)
Loss on early extinguishment of Term Loan	—	—	(6,124)	—
Loss before income taxes	(33,553)	(58,256)	(86,915)	(132,370)
Income tax benefit (expense)	—	86	—	86
Net loss	(33,553)	(58,170)	(86,915)	(132,284)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(21)	902	(126)	670
Total comprehensive loss	$(33,574)	$(57,268)	$(87,041)	$(131,614)
Net loss per share, basic and diluted	$(0.67)	$(1.16)	$(1.73)	$(2.65)
Weighted-average number of shares outstanding, basic and diluted	50,294,787	49,960,072	50,271,373	49,900,739
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	50	748,712	(41)	(687,160)	61,561
Issuance of common stock under equity incentive plans	156,009	—	333	—	—	333
Stock-based compensation	—	—	6,609	—	—	6,609
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(33,553)	(33,553)
Balance at June 30, 2021	50,428,734	$50	$755,654	$(62)	$(720,713)	$34,929

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	50	641,571	(39)	(443,121)	198,461
Equity component of Convertible Senior Notes, net of underwriter discounts and issuance costs	—	—	79,498	—	—	79,498
Issuance of warrants in connection with Term Loan	—	—	112	—	—	112
Issuance of common stock under equity incentive plans	126,355	—	1,098	—	—	1,098
Stock-based compensation	—	—	9,079	—	—	9,079
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	902	—	902
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2020	50,039,587	$50	$731,358	$863	$(501,291)	$230,980
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(86,915)	$(132,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	474
Non-cash operating lease costs	496	390
Accretion (amortization) of premiums and discounts on investments	335	(417)
Accretion of Term Loan and Convertible Senior Notes	4,804	2,331
Loss on early extinguishment of Term Loan	6,124	—
Stock-based compensation	12,651	17,453
Changes in fair value of compound derivative liability	(202)	(650)
Other non-cash items	(29)	(86)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(752)	(5,113)
Accounts payable	(769)	(113)
Accrued expenses and other liabilities	(9,103)	(10,623)
Net cash used in operating activities	(73,107)	(128,638)
Investing activities:
Purchases of investments	(96,883)	(229,289)
Proceeds from maturities of investments	137,949	171,955
Purchases of property and equipment	(76)	(600)
Net cash provided by (used in) investing activities	40,990	(57,934)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	448	1,670
Proceeds from Convertible Senior Notes, net	—	193,285
Repayment of leasehold improvement loan	(38)	(28)
Cash paid for early extinguishment of Term Loan	(83,285)	—
Proceeds from Term Loan, net	—	14,971
Net cash provided by (used in) financing activities	(82,875)	209,898
Net increase (decrease) in cash and cash equivalents	(114,992)	23,326
Cash and cash equivalents at beginning of period	137,857	18,574
Cash and cash equivalents at end of period	$22,865	$41,900
Supplemental disclosures
Cash paid for interest	$5,274	$2,536
Supplemental disclosures of non-cash investing and financing activities
Issuance of warrants related to Term Loan	$—	$112
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$428
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013. The Company is focused on the development and commercialization of its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through June 30, 2021, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company recognizes that it may need to raise additional capital to fully implement its business plan, and if market conditions are favorable or if the Company identifies specific strategic opportunities or needs, intends to do so through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three and six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2020 has been derived from audited financial statements.
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

The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of June 30, 2021 and December 31, 2020.

	June 30, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,204	$—	$—	$2,204	$2,204	$—	$—
Level 1:
Money market funds	20,661	—	—	20,661	20,661	—	—
U.S. Treasury securities	6,062	1	—	6,063	—	6,063	—
Subtotal	26,723	1	—	26,724	20,661	6,063	—
Level 2:
U.S. government agency securities	29,170	9	—	29,179	—	29,179	—
Commercial paper	115,669	21	(1)	115,689	—	115,689	—
Corporate debt securities	1,970	—	—	1,970	—	1,970	—
Subtotal	146,809	30	(1)	146,838	—	146,838	—
Total assets measured at fair value	$175,736	$31	$(1)	$175,766	$22,865	$152,901	$—

	December 31, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,011	$—	$—	$2,011	$2,011	$—	$—
Level 1:
Money market funds	25,862	—	—	25,862	25,862	—	—
U.S. Treasury securities	8,157	1	(1)	8,157	—	8,157	—
Subtotal	34,019	1	(1)	34,019	25,862	8,157	—
Level 2:
U.S. government agency securities	64,370	15	(3)	64,382	—	41,625	22,757
Commercial paper	159,183	16	(6)	159,193	97,989	61,204	—
Corporate debt securities	72,546	134	(1)	72,679	11,995	60,684	—
Subtotal	296,099	165	(10)	296,254	109,984	163,513	22,757
Total assets measured at fair value	$332,129	$166	$(11)	$332,284	$137,857	$171,670	$22,757
There were no gross realized gains and gross realized losses for the three and six months ended June 30, 2021 and 2020. All available-for-sale investments held as of June 30, 2021 have a maturity of one year of less.
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., or Hercules, measured at fair value on a recurring basis using Level 3 unobservable inputs for the six months ended June 30, 2021 and 2020. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

	Six Months Ended June 30,
	2021	2020
(in thousands)	Compound Derivative Liability	Compound Derivative Liability
Fair value at beginning of period	$202	$977
Change in fair value	—	(650)
Extinguishment of compound derivative liability upon extinguishment of Term Loan	(202)	—
Fair value at end of period	$—	$327
The estimated fair value of the Convertible Senior Notes was $80.2 million as of June 30, 2021 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 23.7% and volatility of 101.0%.
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
Convertible Senior Notes
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of June 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of June 30, 2021.

(in thousands)	June 30, 2021
Liability component:
Principal	$200,000
Unamortized discount - equity component	(73,345)
Unamortized underwriter discounts and issuance costs	(3,704)
Net carrying amount	$122,951

Equity component, net of underwriter discounts and issuance costs	$79,498

The remaining unamortized debt discount will be amortized over approximately 6.0 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2021.

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual interest expense	$1,750	$3,500
Amortization of debt discount	2,112	4,159
Amortization of underwriter discounts and issuance costs	64	123
Total interest expense	$3,926	$7,782
NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations relating to its Convertible Senior Notes, operating lease, manufacturing and service contracts, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of June 30, 2021.

	June 30, 2021
(in thousands)	Total	2021(4)	2022 - 2023	2024 - 2025	Thereafter
Convertible Senior Notes(1)	$242,000	$3,500	$14,000	$14,000	$210,500
Lease obligations(2)	18,601	1,307	5,780	6,131	5,383
Manufacturing and service contracts(3)	612,226	17,953	92,992	117,948	383,333
Total contractual obligations and commitments	$872,827	$22,760	$112,772	$138,079	$599,216
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
(4)Remaining six months.
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
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated the federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, Tricida filed a motion to dismiss the amended complaint. No damages amount is specified in the Securities Class Action.
On February 15, 2021, a derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Ricks v. Alpern et al., Case No, 1:21-cv-000205 (the "Ricks Derivative Case"). The Ricks Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties and wasted corporate assets. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Ricks Derivative Case.
On April 8, 2021 a second derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Goodman v. Klaerner et al., Case No, 1:21-cv-00510 (the “Goodman Derivative Case”). As with the Ricks Derivative Case, the Goodman Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Goodman Derivative Case.
On May 27, 2021, a third derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Verica v. Veitinger et al., Case No, 1:21-cv-00759 (the "Verica Derivative Case" and collectively with the Goodman Derivative Case and Ricks Derivative Case, the "Derivative Cases"). As with the Goodman Derivative Case and Ricks Derivative Case, the Verica Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and for unjust enrichment and waste of corporate assets. No damages amount is specified in the Verica Derivative Case.
The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs' counsel has been appointed. A consolidated complaint has not yet been filed.
As of June 30, 2021, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
Following is a summary of accrued restructuring costs related to the Third Quarter 2020 Restructuring as of June 30, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Total
Balance at January 1, 2020	$—	$—	$—
Charges	2,524	136	2,660
Cash payments made	(2,456)	(137)	(2,593)
Non-cash and other adjustments	(6)	1	(5)
Balance at December 31, 2020	62	—	62
Non-cash and other adjustments	(62)	—	(62)
Balance at June 30, 2021	$—	$—	$—
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
Following is a summary of accrued restructuring costs related to the Fourth Quarter 2020 Restructuring as of June 30, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at January 1, 2020	$—	$—	$—	$—
Charges	7,338	3,077	679	11,094
Cash payments made	(3,555)	(2,032)	—	(5,587)
Non-cash and other adjustments	—	(34)	(679)	(713)
Balance at December 31, 2020	3,783	1,011	—	4,794
Cash payments made	(4,013)	(685)	—	(4,698)
Non-cash and other adjustments	230	(63)	—	167
Balance at June 30, 2021	$—	$263	$—	$263
Restructuring costs of $(0.1) million and $0.1 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively.

NOTE 7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(33,553)	$(58,170)	$(86,915)	$(132,284)
Denominator:
Weighted-average common shares outstanding	50,294,787	49,963,026	50,271,373	49,904,323
Less: weighted-average shares subject to repurchase	—	(2,954)	—	(3,584)
Weighted-average number of shares used in basic and diluted net loss per share	50,294,787	49,960,072	50,271,373	49,900,739
Net loss per share, basic and diluted	$(0.67)	$(1.16)	$(1.73)	$(2.65)
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

	June 30,
	2021	2020
Warrants to purchase common stock	31,352	138,268
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Common stock subject to repurchase	—	2,520
Stock options and RSUs issued and outstanding	12,075,502	9,557,072
Total potential common shares excluded from the computation of diluted net loss per share	18,126,414	15,717,420

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
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, in patients with metabolic acidosis and CKD. We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, to slow progression of kidney disease by correcting chronic metabolic acidosis in patients with CKD. We estimate that metabolic acidosis affects approximately 3 million patients with CKD in the United States, and we believe that slowing the progression of CKD in patients with metabolic acidosis and CKD represents a significant unmet medical need and market opportunity. In addition, considering that acid retention is thought to occur in patients with CKD prior to clinical diagnosis of metabolic acidosis (serum bicarbonate less than 22 mEq/L), we believe there may be potential to pursue a development pathway for veverimer which, with additional data, could expand the market opportunity beyond metabolic acidosis to include patients with CKD and eubicarbonatemia, also known as latent acidosis, who may also benefit from a therapy that aids in acid removal.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2038 in the United States, at least 2035 in Europe, Hong Kong, Israel, Japan, Mexico and Russia, and at least 2034 in Australia, China, and certain other markets.
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
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. For example, there are scenarios where renal outcomes data from the VALOR-CKD trial would be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL which, based on current enrollment, would not be available until at least early 2023. However, if the trial is stopped early for efficacy at the pre-specified 250-event interim analysis, renal outcomes data would become available in late 2022 based on current event accrual. Renal outcomes data from the VALOR-CKD trial could also become available sooner than 2023 if we are compelled to stop the trial early for administrative reasons due to a lack of adequate resources to complete the trial in accordance with the protocol. While the timing of an administrative stop is not certain and is dependent on many factors, it could occur prior to the planned interim analysis at 250 events.
Our ongoing VALOR-CKD trial is a randomized double-blind, placebo-controlled time-to-event trial. The primary endpoint event in VALOR-CKD is defined as renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate (eGFR) (DD40). We anticipate randomizing approximately 1,600 subjects in VALOR-CKD and the trial is currently designed to terminate when the independent blinded Clinical Endpoint Adjudication Committee, or CEAC, has positively adjudicated 511 subjects with primary endpoint events, which is anticipated to occur in the first half of 2024. In August 2021, we submitted a VALOR-CKD protocol amendment that eliminated the first interim analysis for early stopping for efficacy after 150 subjects with primary endpoint events have accrued. The VALOR-CKD trial still includes a single interim analysis for early stopping for efficacy after 250 subjects with primary endpoint events have accrued (anticipated in mid-2022, based on the current rate of event accrual). The interim analysis will be conducted by an independent unblinded Interim Analysis Committee. If the independent unblinded Interim Analysis Committee recommends stopping the trial early for efficacy, and we agree with that recommendation, the study would be terminated and data from the trial would be analyzed according to the pre-specified statistical analysis plan. However, if the committee does not recommend stopping the trial early for efficacy, we will receive no information from the interim analysis. The VALOR-CKD trial also includes, as its first two secondary efficacy endpoints, evaluation of the effect of veverimer versus placebo after one year of treatment on patient-reported and objective measures of physical functioning, using the KDQOL Physical Functioning Survey and the Repeated Chair Stand test, respectively. Although not part of any efficacy endpoints, the VALOR-CKD trial will also provide information regarding the change from baseline in serum bicarbonate in veverimer and placebo-treated subjects.
We initiated enrollment in the VALOR-CKD trial in the fourth quarter of 2018 and have established sites throughout North America, Europe, Latin America and Asia-Pacific. As of August 6, 2021, the VALOR-CKD trial has randomized 1,455 of 1,600 subjects with an average treatment duration of approximately 17 months and has accrued 127 subjects with positively adjudicated primary endpoint events. In November 2020, based on feedback from the FDA, recruitment for VALOR-CKD was closed in all regions except for the United States, Canada and Western Europe; however, to reach our goal of completing enrollment, we have reopened recruitment at sites in Latin America and Asia-Pacific. We do not intend to reopen recruitment at sites in Eastern Europe. Due in part to the change in geographic focus as well as the impact of COVID-19 on patient recruitment and enrollment, we now expect to complete enrollment in the first half of 2022. At the end of recruitment, we anticipate approximately 67% of subjects to be enrolled at Eastern European sites, 10-20% at U.S., Western European and Canadian sites, and the remainder at Latin American and Asia-Pacific region sites. Due to the time required for enrolled subjects to experience endpoint events, if the VALOR-CKD trial is stopped early at the 250-event interim analysis or stopped early for administrative reasons, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. We intend to ensure that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects.
If we are unable to ensure that we have adequate resources to complete the VALOR-CKD trial in accordance with the protocol, we may be compelled to stop the trial early for administrative reasons. The timing of a decision on whether to stop VALOR-CKD is uncertain and is dependent on assessment of many factors, including our then-current financial resources, and may occur prior to the planned interim analysis at 250 events. In the event of an administrative stop, the analysis of the primary endpoint would use all alpha remaining at that time and analysis of data from the trial would proceed as pre-specified in the statistical analysis plan. Data obtained from an administrative stop may or may not be sufficient to support a resubmission and/or approval of the NDA.
In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at the planned interim analysis, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
Together with our investigators, contract research organizations, or CROs, and other contract service providers, we are regularly assessing the impact of the COVID-19 pandemic on recruitment and retention of subjects in, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 6%. To the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient recruitment, retention, compliance with the study protocol and powering due to the impact of COVID-19. We have provided investigators additional guidance per general FDA and European Medicines Agency, or EMA, recommendations on clinical trial conduct during COVID-19 to ensure the ongoing VALOR-CKD trial is effectively conducted with the utmost attention to trial subject and investigator safety while maintaining compliance with applicable clinical trial regulations and principles of Good Clinical Practice and minimizing risks to the trial’s integrity. We will continue to monitor the potential impact that COVID-19 may have on our ongoing VALOR-CKD trial.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through June 30, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net proceeds of $193.3 million from the issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or Convertible Senior Notes, on May 22, 2020 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $33.6 million and $58.2 million for the three months ended June 30, 2021 and 2020, respectively, and $86.9 million and $132.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $720.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.
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
Restructuring costs of $(0.1) million and $0.1 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively.
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Research and development	$19,781	$28,757	$(8,976)	(31)%	$51,956	$78,138	$(26,182)	(34)%
General and administrative	9,550	28,418	(18,868)	(66)%	19,445	51,944	(32,499)	(63)%
Total operating expenses	29,331	57,175	(27,844)	(49)%	71,401	130,082	(58,681)	(45)%
Loss from operations	(29,331)	(57,175)	27,844	(49)%	(71,401)	(130,082)	58,681	(45)%
Other income (expense), net	(296)	2,675	(2,971)	(111)%	149	3,488	(3,339)	(96)%
Interest expense	(3,926)	(3,756)	(170)	5%	(9,539)	(5,776)	(3,763)	65%
Loss on early extinguishment of Term Loan	—	—	—	N/M	(6,124)	—	(6,124)	N/M
Loss before income taxes	(33,553)	(58,256)	24,703	(42)%	(86,915)	(132,370)	45,455	(34)%
Income tax benefit (expense)	—	86	(86)	(100)%	—	86	(86)	(100)%
Net loss	$(33,553)	$(58,170)	$24,617	(42)%	$(86,915)	$(132,284)	$45,369	(34)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Clinical development costs	$13,120	$20,917	$(7,797)	(37)%
Personnel and related costs	3,107	3,949	(842)	(21)%
Stock-based compensation expense	2,723	3,191	(468)	(15)%
Other research and development costs	831	700	131	19%
Total research and development expense	$19,781	$28,757	$(8,976)	(31)%
Comparison of the three months ended June 30, 2021 and 2020

Research and development expense was $19.8 million and $28.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $9.0 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $7.8 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial; decreased personnel and related costs of $0.8 million related to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $0.5 million related to performance awards granted in August 2019 and our workforce reduction, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; partially offset by an increase in other research and development costs of $0.1 million.
The following table presents our research and development expense for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Clinical development costs	$38,795	$62,057	$(23,262)	(37)%
Personnel and related costs	6,280	7,881	(1,601)	(20)%
Stock-based compensation expense	5,129	6,324	(1,195)	(19)%
Other research and development costs	1,752	1,876	(124)	(7)%
Total research and development expense	$51,956	$78,138	$(26,182)	(34)%
Comparison of the six months ended June 30, 2021 and 2020
Research and development expense was $52.0 million and $78.1 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $26.2 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $23.3 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial; decreased personnel and related costs of $1.6 million related to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $1.2 million related to performance awards granted in August 2019 and our workforce reduction, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; and a decrease in other research and development costs of $0.1 million primarily related to lower travel costs.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Personnel and related costs	$2,282	$8,428	$(6,146)	(73)%
Stock-based compensation expense	3,886	5,888	(2,002)	(34)%
Other general and administrative costs	3,382	14,102	(10,720)	(76)%
Total general and administration expense	$9,550	$28,418	$(18,868)	(66)%
Comparison of the three months ended June 30, 2021 and 2020
General and administrative expense was $9.6 million and $28.4 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $18.9 million was due to a decrease in pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $6.1 million due to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $2.0 million related to our workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; and a decrease in other general and administrative costs of $10.7 million primarily related to reduction in pre-commercialization activities, medical affairs activities, legal, recruiting and training costs.

The following table presents our general and administrative expense for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Personnel and related costs	$4,842	$14,674	$(9,832)	(67)%
Stock-based compensation expense	7,522	11,129	(3,607)	(32)%
Other general and administrative costs	7,081	26,141	(19,060)	(73)%
Total general and administration expense	$19,445	$51,944	$(32,499)	(63)%
Comparison of the six months ended June 30, 2021 and 2020
General and administrative expense was $19.4 million and $51.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $32.5 million was due to a decrease in pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $9.8 million due to the reduction in workforce following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $3.6 million related to our workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in February 2020 and January 2021; and a decrease in other general and administrative costs of $19.1 million primarily related to reduction in pre-commercialization activities, medical affairs activities, recruiting and training costs.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through June 30, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million under the Term Loan. As of June 30, 2021, we had cash, cash equivalents and investments of $175.8 million.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of June 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $720.7 million. Based on our cash, cash equivalents and investments as of June 30, 2021, we believe we have sufficient capital to continue funding our operations for the twelve-month period following the filing of this Quarterly Report on Form 10-Q. We expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we may need to raise additional capital to fully implement our business plan.
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
Cash Flows
The following table presents a summary of the net cash flow activity for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(73,107)	$(128,638)
Investing activities	40,990	(57,934)
Financing activities	(82,875)	209,898
Net increase (decrease) in cash and cash equivalents	$(114,992)	$23,326
Cash Used in Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $73.1 million, which consisted of a net loss of $86.9 million, adjusted by non-cash charges of $24.4 million and changes in cash used in our operating assets and liabilities of $10.6 million. The non-cash charges consisted primarily of stock-based compensation of $12.7 million, loss on early extinguishment of Term Loan of $6.1 million, accretion of Term Loan and Convertible Senior Notes of $4.8 million, non-cash operating lease costs of $0.5 million, net amortization of premiums and discounts on investments of $0.3 million and depreciation and amortization of $0.3 million, partially offset by changes in fair value of compound derivative liability of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to an decrease in accrued expenses and other liabilities of $9.1 million, a decrease in accounts payable of $0.8 million and an increase in prepaid expenses and other assets of $0.8 million.
During the six months ended June 30, 2020, cash used in operating activities was $128.6 million, which consisted of a net loss of $132.3 million, adjusted by non-cash charges of $19.5 million and changes in cash used in our operating assets and liabilities of $15.8 million. The non-cash charges consisted primarily of stock-based compensation of $17.5 million, accretion of Term Loan and Convertible Senior Notes of $2.3 million, depreciation and amortization of $0.5 million and non-cash operating lease costs of $0.4 million, partially offset by changes in fair value of compound derivative liability of $0.7 million and net amortization of premiums and discounts on investments of $0.4 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other liabilities of $10.6 million, an increase in prepaid expenses and other assets of $5.1 million and a decrease in accounts payable of $0.1 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $41.0 million for the six months ended June 30, 2021 and net cash used in investing activities was $57.9 million for the six months ended June 30, 2020.The net cash provided by investing activities during the six months ended June 30, 2021 was due to maturities of investments of $137.9 million, partially offset by purchases of investments of $96.9 million and purchases of property and equipment of $0.1 million. The net cash used in investing activities during the six months ended June 30, 2020 was due to purchases of investments of $229.3 million and purchases of property and equipment of $0.6 million, partially offset by maturities of investments of $172.0 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $82.9 million for the six months ended June 30, 2021 and net cash provided by financing activities was $209.9 million for the six months ended June 30, 2020. The net cash used in financing activities during the six months ended June 30, 2021 was primarily due to cash paid for early extinguishment of the Term Loan of $83.3 million, partially offset by proceeds from the issuance of common stock under equity award plans of $0.4 million. The net cash provided by financing activities during the six months ended June 30, 2020 was primarily due to net proceeds from the issuance of Convertible Senior Notes of $193.3 million, Term Loan funding of $15.0 million and proceeds from the issuance of common stock under equity incentive plans of $1.7 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Together with our limited operating history and our requirements for substantial additional financing to achieve our goals, including the completion of our ongoing clinical trial, VALOR-CKD, it is difficult to assess our future viability. We require substantial additional financing to achieve our goals, including completion of the VALOR-CKD trial in accordance with its protocol. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, commercialization efforts of veverimer, or further reduce or cease our operations altogether. Our current debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.
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
We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $33.6 million and $58.2 million for the three months ended June 30, 2021 and 2020, respectively, and $86.9 million and $132.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $720.7 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our investigational drug candidate, veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of June 30, 2021, we had working capital of $156.2 million and cash, cash equivalents and investments of $175.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with attempting to address the deficiencies identified in the CRL from the FDA related to our NDA or the issues raised in the ADL issued by the OND on our FDRR and resubmission of the NDA. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our existing cash, cash equivalents and investments of $175.8 million will allow us to fund our operating plan through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
To date, we have invested all of our efforts and financial resources in the research and development and potential commercial launch of veverimer, which is our only investigational drug candidate. Our business and future success depends on our ability to successfully develop, obtain regulatory approval for, and commercialize veverimer. We are currently conducting a renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), to determine if veverimer slows CKD progression in patients with metabolic acidosis associated with CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 subjects with metabolic acidosis and CKD. Eligible subjects who completed the 12-week treatment period in our Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While these trials met their primary and secondary endpoints, the FDA has indicated that these trials alone are not sufficient to support approval of veverimer. Further, we cannot assure you that any foreign regulatory agency will approve veverimer for marketing.
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
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. For example, there are scenarios where renal outcomes data from the VALOR-CKD trial would be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL which, based on current enrollment, would not be available until at least early 2023. However, if the trial is stopped early for efficacy at the pre-specified 250-event interim analysis, renal outcomes data would become available in late 2022 based on current event accrual. Renal outcomes data from VALOR-CKD could also become available sooner than 2023 if we are compelled to stop the trial early for administrative reasons due to a lack of adequate resources to complete the trial in accordance with the protocol. While the timing of an administrative stop is not certain and is dependent on many factors, it could occur prior to the planned interim analysis at 250 events.
If we are unable to ensure that we have adequate resources to complete the VALOR-CKD trial in accordance with the protocol, we may be compelled to stop the trial early for administrative reasons. The timing of a decision on whether to stop VALOR-CKD is uncertain and is dependent on assessment of many factors, including our then-current financial resources, and may occur prior to the planned interim analysis at 250 events. In the event of an administrative stop, the analysis of the primary endpoint would use all alpha remaining at that time and analysis of data from the trial would proceed as pre-specified in the statistical analysis plan. Data obtained from an administrative stop may or may not be sufficient to support a resubmission and/or approval of the NDA.
In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at the planned interim analysis, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
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
If we pursue and are unable to obtain approval of veverimer through the Accelerated Approval Program in the United States, and/or are required to conduct additional nonclinical and clinical studies and trials beyond those that we have completed or currently contemplate, that could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if the ongoing VALOR-CKD trial, which would serve as a confirmatory postmarketing trial, or any additional confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
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

We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. For example, there are scenarios where renal outcomes data from the VALOR-CKD trial would be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL which, based on current enrollment, would not be available until at least early 2023. However, if the trial is stopped early for efficacy at the pre-specified 250-event interim analysis, renal outcomes data would become available in late 2022 based on current event accrual. Renal outcomes data from VALOR-CKD could also become available sooner than 2023 if we are compelled to stop the trial early for administrative reasons due to a lack of adequate resources to complete the trial in accordance with the protocol. While the timing of an administrative stop is not certain and is dependent on many factors, it could occur prior to the planned interim analysis at 250 events.
If we are unable to ensure that we have adequate resources to complete the VALOR-CKD trial in accordance with the protocol, we may be compelled to stop the trial early for administrative reasons. The timing of a decision on whether to stop VALOR-CKD is uncertain and is dependent on assessment of many factors, including our then-current financial resources, and may occur prior to the planned interim analysis at 250 events. In the event of an administrative stop, the analysis of the primary endpoint would use all alpha remaining at that time and analysis of data from the trial would proceed as pre-specified in the statistical analysis plan. Data obtained from an administrative stop may or may not be sufficient to support a resubmission and/or approval of the NDA.
In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at the planned interim analysis, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
If we decide to continue to develop our investigational drug candidate for the treatment of a disease or condition on the basis of an unvalidated surrogate endpoint, there are increased risks that the FDA may have difficulty analyzing and interpreting the results of our clinical program. In addition, the FDA may find that the demonstrated effect on a surrogate endpoint is not reasonably likely to predict clinical benefit. As a result, they may delay or refuse to approve veverimer. Thus far, the FDA has not been satisfied that the demonstrated magnitude and durability of effect of veverimer on the surrogate endpoint has been sufficient to support approval.
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
Subject enrollment and retention are significant factors in the conduct of clinical trials and they are affected by many factors, including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. The occurrence of pandemics, such as COVID-19, may negatively impact the ability to enroll, maintain and collect safety and efficacy data on subjects in a clinical trial. Due in part to the change in geographic focus as well as to the impact of COVID-19 on patient recruitment and enrollment, we now expect to complete enrollment of the VALOR-CKD trial in the first half of 2022.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the ethics committees or institutional review boards, or IRBs, of the institutions in which such trials are being conducted, by an independent Data Monitoring Committee, or DMC, for such trial or by the FDA or other regulatory agencies. Such parties may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States. Foreign authorities may have similar reservations in accepting data from clinical trials conducted outside of their territory for future marketing approvals outside of the U.S. The CRL issued by FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine, and based on feedback received from the FDA, although we have elected to focus future enrollment activities in our ongoing VALOR-CKD trial in the United States, Canada and Western Europe, to meet our goal of completing enrollment, we are also enrolling subjects in other non-Eastern European regions (i.e., Latin America and Asia-Pacific). When the VALOR-CKD trial is fully recruited, we anticipate that approximately 67% of subjects will have been enrolled at Eastern European sites, approximately 10-20% of subjects will have been enrolled at sites in the U.S., Western Europe and Canada, and the remainder at Latin American and Asia-Pacific region sites. However, our ongoing VALOR-CKD trial may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial. In addition, the VALOR-CKD trial could be stopped early, for example, for efficacy or for administrative reasons, which creates additional risks related to study termination and could also affect the results of the trial. Moreover, due to the time required for enrolled subjects to experience endpoint events, if the VALOR-CKD trial is stopped early at the 250-event interim analysis or stopped early for administrative reasons, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. We cannot assure you that the FDA will accept the VALOR-CKD data in support of an NDA resubmission or approval and the acceptability of the data will ultimately be a review issue.
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
•obtain ethics committee or IRB approval at each site;
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
In addition, if veverimer were to be approved for the treatment of slowing of CKD progression, we could face potential competition from sodium-glucose co-transporter-2 inhibitors, or SGLT2i, renin-angiotensin-aldosterone system inhibitors, or RAASi, mineralocorticoid receptor antagonists, or MRAs, or other products that are used for treatment of patients with CKD.
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
Clinical studies of veverimer could reveal a high and unacceptable incidence and severity of undesirable and currently unknown side effects. Undesirable side effects could cause us, the DMC, regulatory authorities or the ethics committee/IRB to interrupt, delay, suspend or (temporarily) halt clinical studies, adversely affect patient enrollment in clinical studies, result in a negative opinion of our marketing authorization application by the EMA or the UK Medicines and Healthcare products Regulatory Agency, or MHRA, or result in the delay, denial or withdrawal of regulatory approval by the FDA, the European Commission, the MHRA, or other competent regulatory authorities. Undesirable side effects also could result in regulatory authorities mandating additional clinical testing prior to approval, postmarketing testing following approval, the implementation of risk minimization measures or a more restrictive prescribing label/indication for a product, which, in turn, could limit the market acceptance of the product by physicians and consumers.
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
We are exposed to the risk of fraud or other illegal or inappropriate activity by our employees, independent contractors, consultants, commercial partners and vendors. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from misconduct or other failure to comply with applicable laws or regulations.
Misconduct by our employees, independent contractors, consultants, commercial partners and vendors could include intentional failures to comply with the FDA or international regulations, provide accurate information to the FDA or other international regulatory bodies, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data timely, completely and accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by third parties could also involve the improper use of information obtained in the course of clinical trials.
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
Accounting Standards Codification Subtopic 470-20, or ASC 470-20, Debt – Debt with Conversion and Other Options, requires us to separately account for the liability and equity components of convertible indebtedness instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects our non-convertible indebtedness interest rate. Accordingly, the equity component of the Convertible Senior Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet at the issuance date, and the value of the equity component is treated as original issue discount for purposes of accounting for the indebtedness component of the Convertible Senior Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our statement of operations and comprehensive loss in the current and future periods presented as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their principal amount over the term of the Convertible Senior Notes. We will report greater net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
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
We will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Additionally, the recently filed securities and shareholder litigation (see Part I, Item 1., Note 5. "Commitments and Contingencies" for description) will require us to incur legal expenses to defend and may result in management time directed towards the litigation.
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
We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes, fires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Together with our investigators, consultants, CROs and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on recruitment and retention of subjects in the VALOR-CKD trial, subject compliance with the study protocol, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 6%. In addition, the COVID-19 pandemic may impact how subjects feel and function in general which may impact their responses to the subjective physical function measurements used in the trial. Due in part to the change in geographic focus as well as to the impact of COVID-19 on patient recruitment and enrollment, we now expect to complete enrollment in the first half of 2022. To the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient recruitment, retention, subject compliance with the study protocol and powering due to the impact of COVID-19.
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
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of medical facilities serving as trial sites for our ongoing VALOR-CKD trial and medical staff supporting the conduct of the trial;
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
We are subject to evolving privacy and data protection laws, including the Health Information Portability and Accountability Act, or HIPAA, the EU and UK General Data Protection Regulation (collectively, the “GDPR”), and various comprehensive U.S. state privacy laws like the California Consumer Protection Act, or CCPA. If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
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
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area, or EEA and the United Kingdom, or UK). The GDPR establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million/ £17.5 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to have access to and/or to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/United Kingdom unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, which we are certified to for the facilitation of transfers of non-HR data. However, in July 2020 the Court of Justice of the European Union, or CJEU in Schrems II declared the Privacy Shield to be invalid for purposes of international transfers of personal data. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission also recently published new SCCs which align more closely with the requirements of the GDPR and the Schrems II decision and as such, contain more onerous provisions. All new contracts entered into after September 27, 2021, will need to rely on the new SCCs and existing contracts entered into pre- September 27, 2021, will need to transition across to the new SCCs before the end of 2022. In turn, the findings of the CJEU and the publication of the new SCCs will have significant implications for cross-border data flows and may result in compliance costs.
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

In addition, we are subject to various U.S. state laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process. The CCPA permits the imposition of civil penalties enforced by the California Attorney General and provides a private right of action for consumers in the event of a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance, and the CCPA will be further amended, through the California Privacy Rights Act that passed by popular referendum in November 2020, and will go into effect in January 2023. Similarly, we are following the development of new data laws in several states around the country, including the new Virginia Consumer Data Protection Act and Colorado Privacy Act, as well as the potential for federal privacy legislation. We cannot yet predict the impact of the new and evolving privacy laws on our business or operations, these developments may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. For example, there are scenarios where renal outcomes data from the VALOR-CKD trial would be available before the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL which, based on current enrollment, would not be available until at least early 2023. However, if the trial is stopped early for efficacy at the pre-specified 250-event interim analysis, renal outcomes data would become available in late 2022 based on current event accrual. Renal outcomes data from VALOR-CKD could also become available sooner than 2023 if we are compelled to stop the trial early for administrative reasons due to a lack of adequate resources to complete the trial in accordance with the protocol. While the timing of an administrative stop is not certain and is dependent on many factors, it could occur prior to the planned interim analysis at 250 events.
If we are unable to ensure that we have adequate resources to complete the VALOR-CKD trial in accordance with the protocol, we may be compelled to stop the trial early for administrative reasons. The timing of a decision on whether to stop VALOR-CKD is uncertain and is dependent on assessment of many factors, including our then-current financial resources, and may occur prior to the planned interim analysis at 250 events. In the event of an administrative stop, the analysis of the primary endpoint would use all alpha remaining at that time and analysis of data from the trial would proceed as pre-specified in the statistical analysis plan. Data obtained from an administrative stop may or may not be sufficient to support a resubmission and/or approval of the NDA.

In any event, we believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped early for efficacy based on analysis of the primary endpoint (i.e., DD40) at the planned interim analysis, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
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
We conducted the TRCA-101 and TRCA-301/TRCA-301E trials, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our investigational drug candidates outside the United States. In the TRCA-301 trial, 190 trial subjects were located in Eastern Europe, and 27 trial subjects were located in the U.S. In the TRCA-301E trial, 179 trial subjects were located in Eastern Europe and 17 trial subjects were located in the U.S. The CRL issued by the FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine. In the VALOR-CKD trial, 73% of the current trial subjects are located in Eastern Europe, and at full enrollment approximately 67% are anticipated to be located in Eastern Europe. In VALOR-CKD, we intend to ensure that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects. The FDA may not find such foreign clinical data to be applicable to U.S. patients or the U.S. practice of medicine, due to the potential differences in patient management, including diet and concomitant medications, may have on the treatment effect of veverimer. In such event, we may be required to add additional U.S. subjects to the VALOR-CKD trial. Based on feedback received from the FDA, in November 2020 we elected to focus future enrollment activities in the VALOR-CKD trial in the United States, Canada and Western Europe, but to meet our goal of completing enrollment, we have also reinitiated enrolling subjects in Latin America and Asia-Pacific as well. Despite our focus on geographic areas outside Eastern Europe for future enrollment, the FDA may not be reassured that results of our completed VALOR-CKD trial are relevant to the U.S. population or practice of medicine. In which case, we could be required to conduct one or more additional clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the federal civil False Claims Act, or FCA, the Prescription Drug Marketing Act, the federal criminal Anti-Kickback Statute, and other alleged violations in connection with the promotion of products for unapproved uses and government reimbursement (e.g., Medicare and/or Medicaid). Many of these investigations originate as “qui tam” actions under the FCA. Under the FCA, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In July 2020, FDA resumed certain domestic inspections in a prioritized fashion after developing a COVID-19 Advisory Rating system (COVID-19 Advisory Level). In May 2021, the FDA issued a report titled “Resiliency Roadmap for FDA Inspectional Oversight” outlining the agency’s inspectional activities during the COVID-19 pandemic and its detailed plan to move toward a more consistent state of operations, including the FDA’s priorities related to this work going forward.

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
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we, or our contracted third parties, conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand. A conviction for violation of the federal Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. On November 20, 2020, the U.S. Department of Health and Human Services, Office of Inspector General, or OIG, issued two final regulations modifying safe harbors to the federal Anti-Kickback Statute. The first rule, which became effective January 19, 2021, created new safe harbors and modified existing safe harbors to promote certain value-based and coordinated care arrangements and to reduce regulatory burden. The second rule, or the Rebate Rule, created new safe harbors for (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers, or PBMs, and (ii) fixed fees for certain services that PBMs provide to pharmaceutical manufacturers. The Rebate Rule also revised the discount safe harbor to exclude price reductions (e.g., rebates) for pharmaceutical products from manufacturers to Part D plans when made directly or indirectly through a PBM, unless the reduction in price is required by law. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. Specifically, the new safe harbor provisions in the Rebate Rule affecting certain point-of-sale discounts and PBM service fees were initially delayed from January 29, 2021 until March 22, 2021 pursuant to the January 20, 2021 White House memorandum, titled “Regulatory Freeze Pending Review,” which directed federal agencies to take steps to facilitate the incoming Biden administration’s review of regulatory actions by the Trump administration, including delaying the effective dates of certain regulations. All provisions of the Rebate Rule were subsequently delayed until January 1, 2023 due to litigation challenging the Rebate Rule with the litigants further agreeing to hold the case in abeyance pending further review of the Rebate Rule by the Biden administration. Given that implementation of the Rebate Rule is uncertain, we cannot predict the full impact of the rule and any subsequent related regulatory or legislative actions on our future contracts with customers and our future pricing strategies with payers;
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam (or “whistleblower”)

actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented claims to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. For example, among other things, pharmaceutical companies have been investigated and/or prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible under the federal criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability for making or presenting a false, fictitious or fraudulent claim to the federal government;
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
•U.S. and European reporting requirements detailing interactions with and payments to healthcare providers and healthcare organizations, such as the U.S. federal Physician Payments Sunshine Act, or Sunshine Act, which requires, among other things, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term "covered recipients" includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022 and covering payments and other transfers of value during calendar year 2021, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties. Some European countries have adopted laws similar to the Sunshine Act, applicable even in some cases to companies conducting clinical trials but that do not yet have marketing approval;
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
In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, or

PPACA, which contains provisions that may potentially reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of veverimer. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge brought by several states arguing that, without the individual mandate, the entire PPACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states' constitutionality arguments.
Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. The Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar year 2021; and the medical device excise tax on non-exempt medical devices, for sales after December 31, 2019. On January 28, 2021, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the PPACA marketplaces. Most recently, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the PPACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the PPACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the PPACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.
In addition, other legislative changes have been adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through December 31, 2021 due to the coronavirus pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Future legislative changes may result in additional reductions in Medicare and other government healthcare program reimbursement and/or otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, the Biden administration has expressed support for drug pricing legislation and administrative measures to control prescription drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” The Executive Order also instructed the Department of Health and Human Services to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. There have also been several recent U.S. Congressional inquiries and proposed and enacted federal and state bills designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient support programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act, 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.
At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, the states of California and Oregon have passed legislation that requires drug manufacturers to notify the state at least 60 days prior to instituting price increases and Maryland passed legislation to create a Prescription Drug Affordability Board that will evaluate drug cost and recommend setting an upper limit or cap for therapies deemed too expensive. We cannot predict what other reforms may ultimately be implemented at the federal or state level or the effect of any future legislation or regulation and, accordingly, face uncertainties that may result from additional reforms and their impact on our operations. Further, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer and/or those products for which we may receive regulatory approval in the future.
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
Obtaining coverage and reimbursement for a product from a government or other third-party payer can be an expensive and time-consuming process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. We cannot be certain if and when we will obtain coverage to allow us to sell veverimer, if approved, into our target markets. Even if we do obtain coverage, third-party payers periodically review and may question the coverage of, and challenge the prices charged for, our products. Reimbursement rates from third-party payers vary depending on the payer, the insurance plan and other factors. A current trend in the United States health care industry is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products.
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
•failure to stop our clinical trial following the occurrence of the interim analysis for early stopping for efficacy;
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
Following announcement of the deficiency letter from the FDA, there was a significant decline in our stock price. An additional decline occurred after our announcement of the results of the End-of-Review Type A meeting in late October 2020. On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against Tricida, Inc. and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 and February 25, 2021 (the "Class Period"), Tricida and its senior officers violated the federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning Tricida’s NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, Tricida filed a motion to dismiss the amended complaint. No damages amount is specified in the Complaint. On February 15, 2021, a derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Ricks v. Alpern et al., Case No, 1:21-cv-000205 (the "Ricks Derivative Case"). The Ricks Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties and wasted corporate assets. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Ricks Derivative Case. On April 8, 2021 a second derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Goodman v. Klaerner et al., Case No, 1:21-cv-00510 (the "Goodman Derivative Case"). As with the Ricks Derivative Case, the Goodman Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Goodman Derivative Case. On May 27, 2021, a third derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Verica v. Veitinger et al., Case No, 1:21-cv-00759 (the "Verica Derivative Case" and collectively with the Goodman Derivative Case and Ricks Derivative Case, the "Derivative Cases"). As with the Goodman Derivative Case and Ricks Derivative Case, the Verica Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and for unjust enrichment and waste of corporate assets. No damages amount is specified in the Verica Derivative Case. The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs’ counsel has been appointed. A consolidated complaint has not yet been filed. The defense of the Securities Class Action and the Derivative Cases may cause us to incur substantial costs and may divert the attention of management.
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
As of June 30, 2021, we had outstanding a total of 50,428,734 shares. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, or our Employee Stock Purchase Plan, or ESPP, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
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
As of June 30, 2021, all of our outstanding shares of common stock are freely tradable in the public market, other than approximately 18.9 million shares which are subject to trading restrictions. Holders of these shares of our common stock can require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 53.0% of our outstanding voting stock.
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

Date: August 9, 2021

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