Form 10-Q
period 2021-09-30
Tricida, Inc.
filed 2021-11-08
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2021, the registrant had 50,447,578 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding the timing of the completion or early termination of the VALOR-CKD trial and any other nonclinical or clinical study or trial;
•the design of our renal outcomes trial, VALOR-CKD (also known as TRCA-303), including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
•our expectations regarding the timing and location of the enrollment, distribution of enrollment across geographic regions, endpoint accrual, continuation, completion, outcome and reporting of results of our ongoing VALOR-CKD trial;
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
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Investors in our securities are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Investors in our securities should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,988	$137,857
Short-term investments	129,782	171,670
Prepaid expenses and other current assets	4,404	4,488
Total current assets	151,174	314,015
Long-term investments	—	22,757
Property and equipment, net	836	1,112
Operating lease right-of-use assets	12,576	13,801
Total assets	$164,586	$351,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,261	$3,508
Current operating lease liabilities	2,716	2,079
Accrued expenses and other current liabilities	19,754	28,671
Total current liabilities	25,731	34,258

Term Loan, net	—	76,638
Convertible Senior Notes, net	125,194	118,670
Non-current operating lease liabilities	11,759	13,046
Other long-term liabilities	—	202
Total liabilities	162,684	242,814
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 50,447,578 and 50,210,779 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	50	50
Additional paid-in capital	762,317	742,555
Accumulated other comprehensive income (loss)	(77)	64
Accumulated deficit	(760,388)	(633,798)
Total stockholders’ equity	1,902	108,871
Total liabilities and stockholders’ equity	$164,586	$351,685
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$26,635	$42,996	$78,591	$121,134
General and administrative	9,052	29,273	28,497	81,217
Total operating expenses	35,687	72,269	107,088	202,351
Loss from operations	(35,687)	(72,269)	(107,088)	(202,351)
Other income (expense), net	6	907	155	4,395
Interest expense	(3,994)	(6,267)	(13,533)	(12,043)
Loss on early extinguishment of Term Loan	—	—	(6,124)	—
Loss before income taxes	(39,675)	(77,629)	(126,590)	(209,999)
Income tax benefit (expense)	—	(36)	—	50
Net loss	(39,675)	(77,665)	(126,590)	(209,949)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(15)	(431)	(141)	239
Total comprehensive loss	$(39,690)	$(78,096)	$(126,731)	$(209,710)
Net loss per share, basic and diluted	$(0.79)	$(1.55)	$(2.52)	$(4.20)
Weighted-average number of shares outstanding, basic and diluted	50,434,879	50,120,086	50,326,474	49,974,388
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	50	748,712	(41)	(687,160)	61,561
Issuance of common stock under equity incentive plans	156,009	—	333	—	—	333
Stock-based compensation	—	—	6,609	—	—	6,609
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(33,553)	(33,553)
Balance at June 30, 2021	50,428,734	50	755,654	(62)	(720,713)	34,929
Issuance of common stock under equity incentive plans	18,844	—	14	—	—	14
Stock-based compensation	—	—	6,649	—	—	6,649
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(39,675)	(39,675)
Balance at September 30, 2021	50,447,578	$50	$762,317	$(77)	$(760,388)	$1,902

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Issuance of common stock under equity incentive plans	150,056	—	550	—	—	550
Stock-based compensation	—	—	8,374	—	—	8,374
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(74,114)	(74,114)
Balance at March 31, 2020	49,913,232	50	641,571	(39)	(443,121)	198,461
Equity component of Convertible Senior Notes, net of underwriter discounts and issuance costs	—	—	79,498	—	—	79,498
Issuance of warrants in connection with Term Loan	—	—	112	—	—	112
Issuance of common stock under equity incentive plans	126,355	—	1,098	—	—	1,098
Stock-based compensation	—	—	9,079	—	—	9,079
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	902	—	902
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2020	50,039,587	50	731,358	863	(501,291)	230,980
Issuance of common stock upon exercises of warrants in connection with Term Loan	68,816	—	—	—	—	—
Issuance of common stock under equity incentive plans	75,837	—	234	—	—	234
Stock-based compensation	—	—	7,655	—	—	7,655
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(431)	—	(431)
Net loss	—	—	—	—	(77,665)	(77,665)
Balance at September 30, 2020	50,184,240	$50	$739,247	$432	$(578,956)	$160,773
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(126,590)	$(209,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	716
Non-cash operating lease costs	574	597
Amortization of premiums and accretion of discounts on investments, net	440	(264)
Accretion of Term Loan and Convertible Senior Notes	7,047	5,246
Loss on early extinguishment of Term Loan	6,124	—
Stock-based compensation	19,300	25,108
Changes in compound derivative liability	(202)	(699)
Other non-cash items	(29)	(50)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	105	(3,341)
Accounts payable	(245)	(4,113)
Accrued expenses and other liabilities	(8,871)	(2,069)
Net cash used in operating activities	(101,996)	(188,818)
Investing activities:
Purchases of investments	(136,345)	(276,958)
Proceeds from maturities of investments	200,409	268,015
Purchases of property and equipment	(76)	(1,197)
Net cash provided by (used in) investing activities	63,988	(10,140)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	462	1,897
Proceeds from Convertible Senior Notes, net	—	193,285
Repayment of leasehold improvement loan	(38)	(57)
Cash paid for early extinguishment of Term Loan	(83,285)	—
Proceeds from Term Loan, net	—	14,971
Net cash provided by (used in) financing activities	(82,861)	210,096
Net increase (decrease) in cash and cash equivalents	(120,869)	11,138
Cash and cash equivalents at beginning of period	137,857	18,574
Cash and cash equivalents at end of period	$16,988	$29,712
Supplemental disclosures
Cash paid for interest	$5,274	$4,137
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$—	$5,820
Issuance of warrants related to Term Loan	$—	$112
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$644
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013. The Company is focused on the development and commercialization of its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis and slow chronic kidney disease, or CKD, progression in patients with CKD.
The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through September 30, 2021, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company believes that its existing cash, cash equivalents and investments are sufficient to fund its operations for the twelve-month period following the filing of this Quarterly Report on Form 10-Q. However, its existing cash, cash equivalents and investments are not likely to be sufficient to fund the operations of the Company following the end of 2022. The Company recognizes that it will need to raise additional capital to fully implement its business plan, and if market conditions are favorable or if the Company identifies specific strategic opportunities or needs, intends to do so through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three and nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2020 has been derived from audited financial statements.
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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of September 30, 2021 and December 31, 2020.

	September 30, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,332	$—	$—	$1,332	$1,332	$—	$—
Level 1:
Money market funds	12,656	—	—	12,656	12,656	—	—
U.S. Treasury securities	6,020	1	—	6,021	—	6,021	—
Subtotal	18,676	1	—	18,677	12,656	6,021	—
Level 2:
U.S. government agency securities	29,068	2	—	29,070	—	29,070	—
Commercial paper	97,679	14	(2)	97,691	3,000	94,691	—
Subtotal	126,747	16	(2)	126,761	3,000	123,761	—
Total assets measured at fair value	$146,755	$17	$(2)	$146,770	$16,988	$129,782	$—

	December 31, 2020
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,011	$—	$—	$2,011	$2,011	$—	$—
Level 1:
Money market funds	25,862	—	—	25,862	25,862	—	—
U.S. Treasury securities	8,157	1	(1)	8,157	—	8,157	—
Subtotal	34,019	1	(1)	34,019	25,862	8,157	—
Level 2:
U.S. government agency securities	64,370	15	(3)	64,382	—	41,625	22,757
Commercial paper	159,183	16	(6)	159,193	97,989	61,204	—
Corporate debt securities	72,546	134	(1)	72,679	11,995	60,684	—
Subtotal	296,099	165	(10)	296,254	109,984	163,513	22,757
Total assets measured at fair value	$332,129	$166	$(11)	$332,284	$137,857	$171,670	$22,757
There were no gross realized gains and gross realized losses for the three and nine months ended September 30, 2021 and 2020. All available-for-sale investments held as of September 30, 2021 have a maturity of one year of less.
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., or Hercules, measured at fair value on a recurring basis using Level 3 unobservable inputs for the nine months ended September 30, 2021 and 2020. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Fair value at beginning of period	$202	$977
Change in fair value	—	(699)
Extinguishment of compound derivative liability upon extinguishment of Term Loan	(202)	—
Fair value at end of period	$—	$278
The estimated fair value of the Convertible Senior Notes was $90.7 million as of September 30, 2021 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 21.8% and volatility of 87.0%.
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
Convertible Senior Notes
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of September 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of September 30, 2021.

(in thousands)	September 30, 2021
Liability component:
Principal	$200,000
Unamortized discount - equity component	(71,170)
Unamortized underwriter discounts and issuance costs	(3,636)
Net carrying amount	$125,194

Equity component, net of underwriter discounts and issuance costs	$79,498

The remaining unamortized debt discount is being amortized over approximately 5.7 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$1,750	$1,750	$5,250	$2,508
Amortization of debt discount	2,175	1,930	6,334	2,767
Amortization of underwriter discounts and issuance costs	69	50	192	72
Total interest expense	$3,994	$3,730	$11,776	$5,347
NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations relating to its Convertible Senior Notes, operating lease, manufacturing and service contracts, and other research and development activities. The following table aggregates the Company’s material expected contractual obligations and commitments as of September 30, 2021.

	September 30, 2021
(in thousands)	Total	2021(4)	2022 - 2023	2024 - 2025	Thereafter
Convertible Senior Notes(1)	$242,000	$3,500	$14,000	$14,000	$210,500
Lease obligations(2)	17,999	705	5,780	6,131	5,383
Manufacturing and service contracts(3)	591,046	20,428	82,164	114,930	373,524
Total contractual obligations and commitments	$851,045	$24,633	$101,944	$135,061	$589,407
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
(4)Remaining three months.
Other Commitments
On October 4, 2019, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a multi-year Manufacturing and Commercial Supply Agreement as amended by Amendment No. 1 dated March 30, 2021, and Amendment No. 2 dated August 26, 2021, collectively the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
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
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint and a hearing on the defendants' motion is currently scheduled for December 2021. No damages amount is specified in the Securities Class Action.
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
The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs' counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021 staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. A consolidated derivative complaint has not yet been filed.
As of September 30, 2021, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
Following is a summary of accrued restructuring costs related to the Third Quarter 2020 Restructuring as of September 30, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Total
Balance at January 1, 2020	$—	$—	$—
Charges	2,524	136	2,660
Cash payments made	(2,456)	(137)	(2,593)
Non-cash and other adjustments	(6)	1	(5)
Balance at December 31, 2020	62	—	62
Non-cash and other adjustments	(62)	—	(62)
Balance at September 30, 2021	$—	$—	$—
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
Following is a summary of accrued restructuring costs related to the Fourth Quarter 2020 Restructuring as of September 30, 2021 and December 31, 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at January 1, 2020	$—	$—	$—	$—
Charges	7,338	3,077	679	11,094
Cash payments made	(3,555)	(2,032)	—	(5,587)
Non-cash and other adjustments	—	(34)	(679)	(713)
Balance at December 31, 2020	3,783	1,011	—	4,794
Cash payments made	(4,013)	(727)	—	(4,740)
Non-cash and other adjustments	230	(84)	—	146
Balance at September 30, 2021	$—	$200	$—	$200
Restructuring costs of $0.1 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021.

NOTE 7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(39,675)	$(77,665)	$(126,590)	$(209,949)
Denominator:
Weighted-average common shares outstanding	50,434,879	50,121,784	50,326,474	49,977,339
Less: weighted-average shares subject to repurchase	—	(1,698)	—	(2,951)
Weighted-average number of shares used in basic and diluted net loss per share	50,434,879	50,120,086	50,326,474	49,974,388
Net loss per share, basic and diluted	$(0.79)	$(1.55)	$(2.52)	$(4.20)
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

	September 30,
	2021	2020
Warrants to purchase common stock	31,352	31,352
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Common stock subject to repurchase	—	1,260
Stock options and RSUs issued and outstanding	11,142,994	9,894,957
Total potential common shares excluded from the computation of diluted net loss per share	17,193,906	15,947,129

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
The following table summarizes stock option activity under the 2013 Equity Incentive Plan and the 2018 Equity Incentive Plan, or 2018 Plan, for the nine months ended September 30, 2021.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2020	8,030,415	$19.25	7.1	$10,137
Granted	4,792,580	6.71
Granted due to Exchange Offer	621,406	3.88
Exercised	(125,431)	1.43
Forfeited or canceled	(908,212)	25.92
Canceled due to Exchange Offer	(1,419,182)	30.25
Balance at September 30, 2021	10,991,576	$11.15	7.9	$5,721
Vested and expected to vest at September 30, 2021	9,725,705	$11.20	7.8	$5,682
Exercisable at September 30, 2021	4,921,902	$16.17	6.8	$5,243

The following table summarizes restricted stock units, or RSUs, activity under the 2018 Plan for the nine months ended September 30, 2021.

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	90,020	$16.88
Granted	98,418	4.92
Vested	(34,020)	25.40
Forfeited	(3,000)	11.71
Unvested balance at September 30, 2021	151,418	$7.30
Stock Option Exchange Program
On July 16, 2021, the Company commenced a tender offer to its employees, excluding executive officers, to exchange eligible stock options for replacement stock options with modified terms, or Exchange Offer. Pursuant to the Exchange Offer, the Company offered employees who held outstanding stock options under the 2018 Plan with an exercise price equal to or greater than $20.00 per share, or eligible options, the opportunity to tender each eligible option in exchange for a new replacement stock option with modified terms, or new options.
The Exchange Offer expired on August 12, 2021. Pursuant to the Exchange Offer, employees elected to exchange outstanding stock options to purchase an aggregate of 1,419,182 shares of common stock for new options to purchase 621,406 shares of common stock. The new options have an exercise price of $3.88 per share, which was the closing price per share of the Company’s common stock on the grant date of August 16, 2021. As a result, 797,776 shares of common stock returned to the 2018 Plan reserve and became available for future issuance under the 2018 Plan. Each new option granted in exchange for a vested option will vest in full on the 1-year anniversary following the grant date of the new option. Each new option granted in exchange for an unvested option will vest one-third on the one-year anniversary following the grant date of the new option and followed by equal monthly installments over the remaining two year period. Each new option has a maximum term of 7 years and was granted as a nonqualified stock option under the 2018 Plan.
The exchange of stock options was treated as a modification for accounting purposes. The incremental expense of $0.3 million for the new options was calculated using the Black-Scholes option pricing model and will be recognized over the new service period. The unamortized expense remaining on the exchanged options as of the modification date of August 16, 2021, will continue to be recognized over the remainder of the original requisite service period.
Employee Stock Purchase Plan
In June 2018, the Company's Board of Directors and stockholders approved the Tricida Inc. Employee Stock Purchase Plan, or ESPP. The ESPP allowed eligible employees to have up to 15.0% of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 2,500 shares in an offering period, whichever is less. An offering period consisted of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees could purchase the Company’s common stock at the end of the offering period at 85.0% of the lower of the closing price of the Company's common stock on The Nasdaq Global Select Market on the first and last days of the offering periods. In June 2021, the Compensation Committee of the Company's Board of Directors approved modifications to the ESPP, including extending the offering period from six months to 24 months with four six-month purchase periods within each offering period, adjusted the purchase dates from June 30 and December 31 of each calendar year to May 31 and November 30, respectively and increased the maximum number of shares available for purchase during each purchase period to 10,000.
The initial number of shares of common stock available for issuance under the ESPP, was 800,000. Unless the Company's Board of Directors provides otherwise, beginning on January 1, 2019, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first trading day in January of each calendar year during the term of the ESPP by an amount equal to the lesser of (i) 1.0% of the total number of shares issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 800,000 shares or (iii) an amount determined by the Board of Directors. The Company issued 77,348 shares under the ESPP, representing approximately $0.3 million in employee contributions, for the nine months ended September 30, 2021.

Stock-Based Compensation
The following table presents stock-based compensation expense as reported in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$2,819	$2,937	$7,948	$9,261
General and administrative	3,830	4,718	11,352	15,847
Total	$6,649	$7,655	$19,300	$25,108
The following table presents stock-based compensation expense by award type as reported in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options	$6,210	$7,284	$17,902	$24,211
RSUs	246	238	929	459
ESPP	193	133	469	438
Total	$6,649	$7,655	$19,300	$25,108

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Investors in our securities should review Part II, Item 1A. “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, in patients with metabolic acidosis and CKD. We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis and slow CKD progression by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
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
We submitted our New Drug Application, or NDA, for veverimer through the Accelerated Approval Program as a chronic treatment for metabolic acidosis and slowing of kidney disease progression in patients with metabolic acidosis associated with CKD for review by the FDA in August 2019. Results from our Phase 3, 12-week efficacy trial, TRCA-301, and a follow-on 40-week extension trial, TRCA-301E, formed the primary basis of our NDA submission. The TRCA-301 trial met both its primary and secondary endpoints in a highly statistically significant manner (p < 0.0001 for both the primary and secondary endpoints). The TRCA-301E trial met its primary and all secondary endpoints. The Lancet published the results of the TRCA-301 trial in March 2019 and the results of the TRCA-301E trial in June 2019. We commenced our ongoing VALOR-CKD renal outcomes trial in the fourth quarter of 2018 to confirm veverimer’s ability to slow CKD progression through the treatment of metabolic acidosis in patients with CKD.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval would be a review issue, and would, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. Based on the current enrollment rate, the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL would not be available until at least early 2023, but there are scenarios where renal outcomes data from the VALOR-CKD trial would become available earlier and could potentially enable resubmission of the NDA through the traditional approval process, but it may or may not be sufficient. At this time, we no longer believe it is practical to pursue approval on the basis of serum bicarbonate data alone and we are focused on obtaining outcomes data from the VALOR-CKD trial.
Our ongoing VALOR-CKD trial is a randomized double-blind, placebo-controlled time-to-event trial. The primary endpoint event in VALOR-CKD is defined as renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate (eGFR) (DD40). We designed the study to randomize approximately 1,600 subjects and the trial is currently designed to terminate when the independent blinded Clinical Endpoint Adjudication Committee, or CEAC, has positively adjudicated 511 subjects with primary endpoint events, which is anticipated to occur in the first half of 2024. The current VALOR-CKD trial protocol includes the ability to stop the trial early for administrative reasons and for a single interim analysis for early stopping for efficacy after 250 subjects with primary endpoint events have accrued (anticipated in mid-2022, based on the current rate of primary endpoint event accrual). The current protocol provides for the interim analysis to be conducted by an independent unblinded Interim Analysis Committee. If the Interim Analysis Committee recommends stopping the trial early for efficacy, and we agree with that recommendation, the study will be terminated and data from the trial will be analyzed according to the pre-specified statistical analysis plan. However, if the Interim Analysis Committee does not recommend stopping the trial early for efficacy, we will receive no information from the interim analysis. The VALOR-CKD trial protocol also includes, as its first two secondary efficacy endpoints, evaluation of the effect of veverimer versus placebo after one year of treatment on patient-reported and objective measures of physical functioning, using the KDQOL Physical Functioning Survey and the Repeated Chair Stand test, respectively. Although not part of any efficacy endpoints, the VALOR-CKD trial will also provide information regarding the change from baseline in serum bicarbonate in veverimer and placebo-treated subjects.
There is a substantial likelihood that we will not have, or be able to obtain on reasonable terms in the necessary timeframe, adequate resources to continue the VALOR-CKD trial until we reach the current target of 511 subjects with positively adjudicated primary endpoint events, which we anticipate would not be reached until 2024. As such, we have considered various options to terminate the VALOR-CKD trial early. We requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on financial resources and the procedures for study close-out. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we believe that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop would occur in the first half of 2022. Accordingly, we are not likely to conduct the 250-event interim analysis. Based on feedback from the FDA, we will halt enrollment of additional patients in the VALOR-CKD trial in order to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. For the VALOR-CKD trial to be successful if stopped early, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
We initiated enrollment in the VALOR-CKD trial in the fourth quarter of 2018 and have established sites throughout North America, Europe, Latin America and Asia-Pacific. As of November 5, 2021, the VALOR-CKD trial has randomized over 1,470 of 1,600 subjects with an average treatment duration of approximately 19 months and has accrued 159 subjects with positively adjudicated primary endpoint events. In November 2020, based on feedback from the FDA, recruitment for VALOR-CKD was closed in all regions except for the United States, Canada and Western Europe; however, we later reopened recruitment at sites in Latin America and Asia-Pacific. Based on feedback from the FDA in its preliminary comments for the Type A meeting received November 4, 2021, we will halt enrollment of additional patients in the VALOR-CKD trial. As of November 5, 2021, 72% of subjects have been enrolled at Eastern European sites, 11% at U.S., Western European and Canadian sites, and the remainder at Latin American and Asia-Pacific region sites. Due to the time required for enrolled subjects to experience endpoint events, if the VALOR-CKD trial is terminated in 2022, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. If the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects is likely to be less than 10%. We intend that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects. However, if the trial is terminated in 2022, it is possible that one or more sites may slightly exceed this threshold.
We believe data from the VALOR-CKD trial will be very important to inform our decisions regarding the viability of and the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped in 2022, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available then. The data obtained from the VALOR-CKD trial may or may not be sufficient to support resubmission and/or approval of the NDA. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographic regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
Together with our investigators, contract research organizations, or CROs, and other contract service providers, we are regularly assessing the impact of the COVID-19 pandemic on recruitment and retention of subjects in, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 7%. To the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient retention, compliance with the study protocol and powering due to the impact of COVID-19. We have provided investigators additional guidance per general FDA and European Medicines Agency, or EMA, recommendations on clinical trial conduct during COVID-19 to ensure the ongoing VALOR-CKD trial is effectively conducted with the utmost attention to trial subject and investigator safety while maintaining compliance with applicable clinical trial regulations and principles of Good Clinical Practice and minimizing risks to the trial’s integrity. We will continue to monitor the potential impact that COVID-19 may have on our ongoing VALOR-CKD trial.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through September 30, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019 and net proceeds of $193.3 million from the issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, on May 22, 2020 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $39.7 million and $77.7 million for the three months ended September 30, 2021 and 2020, respectively, and $126.6 million and $209.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $760.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. At this time, COVID-19 has not materially impacted our current financial resources or our outlook.

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
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings and the Convertible Senior Note issuance, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop veverimer. We believe that our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations following the end of 2022.
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
On September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, we implemented a restructuring, or Third Quarter 2020 Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of our workforce and other cost reductions. On October 25, 2020, our Board of Directors approved and on October 28, 2020, we implemented a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align our workforce with the needs of our business following the completion of the Type A meeting with the FDA in October 2020. The Fourth Quarter 2020 Restructuring resulted in the elimination of approximately 60.0% of our workforce and included one-time termination severance payments and other employee-related costs, and exit costs including contract termination costs and accelerated depreciation of capitalized software. Restructuring costs of $0.1 million were recorded in operating expenses in our condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021.
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Research and development	$26,635	$42,996	$(16,361)	(38)%	$78,591	$121,134	$(42,543)	(35)%
General and administrative	9,052	29,273	(20,221)	(69)%	28,497	81,217	(52,720)	(65)%
Total operating expenses	35,687	72,269	(36,582)	(51)%	107,088	202,351	(95,263)	(47)%
Loss from operations	(35,687)	(72,269)	36,582	(51)%	(107,088)	(202,351)	95,263	(47)%
Other income (expense), net	6	907	(901)	(99)%	155	4,395	(4,240)	(96)%
Interest expense	(3,994)	(6,267)	2,273	(36)%	(13,533)	(12,043)	(1,490)	12%
Loss on early extinguishment of Term Loan	—	—	—	N/M	(6,124)	—	(6,124)	N/M
Loss before income taxes	(39,675)	(77,629)	37,954	(49)%	(126,590)	(209,999)	83,409	(40)%
Income tax benefit (expense)	—	(36)	36	(100)%	—	50	(50)	(100)%
Net loss	$(39,675)	$(77,665)	$37,990	(49)%	$(126,590)	$(209,949)	$83,359	(40)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Clinical development costs	$20,060	$36,473	$(16,413)	(45)%
Personnel and related costs	2,880	2,937	(57)	(2)%
Stock-based compensation expense	2,819	2,937	(118)	(4)%
Other research and development costs	876	649	227	35%
Total research and development expense	$26,635	$42,996	$(16,361)	(38)%
Comparison of the three months ended September 30, 2021 and 2020
Research and development expense was $26.6 million and $43.0 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $16.4 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $16.4 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial; decreased personnel and related costs of $0.1 million related to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $0.1 million related to performance awards granted in August 2019 and our workforce reduction, partially offset by higher costs related to annual awards granted in January 2021; partially offset by an increase in other research and development costs of $0.2 million due to facilities related costs.
The following table presents our research and development expense for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Clinical development costs	$58,855	$98,530	$(39,675)	(40)%
Personnel and related costs	9,160	10,818	(1,658)	(15)%
Stock-based compensation expense	7,948	9,261	(1,313)	(14)%
Other research and development costs	2,628	2,525	103	4%
Total research and development expense	$78,591	$121,134	$(42,543)	(35)%
Comparison of the nine months ended September 30, 2021 and 2020
Research and development expense was $78.6 million and $121.1 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $42.5 million was due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $39.7 million related to manufacturing process optimization and drug substance manufacturing costs related to our VALOR-CKD trial; decreased personnel and related costs of $1.7 million related to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $1.3 million related to performance awards granted in August 2019 and our workforce reduction, partially offset by higher costs related to annual awards granted in January 2021; partially offset by an increase in other research and development costs of $0.1 million due to facilities related costs.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Personnel and related costs	$2,255	$10,174	$(7,919)	(78)%
Stock-based compensation expense	3,830	4,718	(888)	(19)%
Other general and administrative costs	2,967	14,381	(11,414)	(79)%
Total general and administration expense	$9,052	$29,273	$(20,221)	(69)%

Comparison of the three months ended September 30, 2021 and 2020
General and administrative expense was $9.1 million and $29.3 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $20.2 million was due to a decrease in pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $7.9 million due to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $0.9 million related to our workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in January 2021; and a decrease in other general and administrative costs of $11.4 million primarily related to reduction in pre-commercialization activities, medical affairs activities, legal, recruiting and training costs.
The following table presents our general and administrative expense for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Personnel and related costs	$7,097	$24,848	$(17,751)	(71)%
Stock-based compensation expense	11,352	15,847	(4,495)	(28)%
Other general and administrative costs	10,048	40,522	(30,474)	(75)%
Total general and administration expense	$28,497	$81,217	$(52,720)	(65)%
Comparison of the nine months ended September 30, 2021 and 2020
General and administrative expense was $28.5 million and $81.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $52.7 million was due to a decrease in pre-commercialization and administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $17.8 million due to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring; decreased stock-based compensation expense of $4.5 million related to our workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in January 2021; and a decrease in other general and administrative costs of $30.5 million primarily related to reduction in pre-commercialization activities, medical affairs activities, recruiting and training costs.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through September 30, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering of common stock on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020 and net borrowing of $72.1 million under the Term Loan. As of September 30, 2021, we had cash, cash equivalents and investments of $146.8 million.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of September 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $760.4 million. Based on our cash, cash equivalents and investments as of September 30, 2021, we believe we have sufficient capital to continue funding our operations for the twelve-month period following the filing of this Quarterly Report on Form 10-Q. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations following the end of 2022 as we expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we will need to raise additional capital to fully implement our business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•the progress, outcome and results of our ongoing VALOR-CKD trial;
•the impact of termination of our VALOR-CKD trial;
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
•the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer, and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement with Patheon, as the same may be amended from time to time;
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
On July 2, 2018, we completed our IPO and issued and sold an aggregate of 13,455,000 shares of common stock, including the underwriters’ exercise in full of their over-allotment option, a public offering price of $19.00 per share. Net proceeds were approximately $237.7 million, after deducting underwriting discounts and commissions of $17.9 million.
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
Cash Flows
The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(101,996)	$(188,818)
Investing activities	63,988	(10,140)
Financing activities	(82,861)	210,096
Net increase (decrease) in cash and cash equivalents	$(120,869)	$11,138
Cash Used in Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $102.0 million, which consisted of a net loss of $126.6 million, adjusted by non-cash charges of $33.6 million and changes in cash used in operating assets and liabilities of $9.0 million. The non-cash charges consisted primarily of stock-based compensation of $19.3 million, accretion of Term Loan and Convertible Senior Notes of $7.0 million, loss on early extinguishment of Term Loan of $6.1 million, non-cash operating lease costs of $0.6 million, net amortization of premiums and accretion of discounts on investments of $0.4 million and depreciation and amortization of $0.4 million, partially offset by changes in compound derivative liability of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other liabilities of $8.9 million and a decrease in accounts payable of $0.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.1 million.
During the nine months ended September 30, 2020, cash used in operating activities was $188.8 million, which consisted of a net loss of $209.9 million, adjusted by non-cash charges of $30.7 million and changes in cash used in operating assets and liabilities of $9.5 million. The non-cash charges consisted primarily of stock-based compensation of $25.1 million, accretion of Term Loan and Convertible Senior Notes of $5.2 million, depreciation and amortization of $0.7 million and non-cash operating lease costs of $0.6 million, partially offset by changes in fair value of compound derivative liability of $0.7 million and net amortization of premiums and accretion of discounts on investments of $0.3 million. The changes cash used in our operating assets and liabilities were primarily due to a decrease in accounts payable of $4.1 million, an increase in prepaid expenses and other assets of $3.3 million and a decrease in accrued expenses and other liabilities of $2.1 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $64.0 million for the nine months ended September 30, 2021 and net cash used in investing activities was $10.1 million for the nine months ended September 30, 2020. The net cash provided by investing activities during the nine months ended September 30, 2021 was due to maturities of investments of $200.4 million, partially offset by purchases of investments of $136.3 million and purchases of property and equipment of $0.1 million. The net cash used in investing activities during the nine months ended September 30, 2020 was due to purchases of investments of $277.0 million and purchases of property and equipment of $1.2 million, partially offset by maturities of investments of $268.0 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $82.9 million for the nine months ended September 30, 2021 and net cash provided by financing activities was $210.1 million for the nine months ended September 30, 2020. The net cash used in financing activities during the nine months ended September 30, 2021 was primarily due to cash paid for early extinguishment of the Term Loan of $83.3 million, partially offset by proceeds from issuance of common stock under equity incentive plans of $0.5 million. The net cash provided by financing activities during the nine months ended September 30, 2020 was primarily due to net proceeds from the issuance of Convertible Senior Notes of $193.3 million, Term Loan funding of $15.0 million and proceeds from issuance of common stock under equity incentive plans of $1.9 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.
Contractual Obligations and Commitments
Based on our cash, cash equivalents and investments as of September 30, 2021, we believe we have sufficient capital to continue meeting our contractual obligations for the twelve-month period following the filing of this Quarterly Report on Form 10-Q. However, our existing cash, cash equivalents and investments are not likely to be sufficient to meet our contractual obligations following the end of 2022. For additional details regarding our contractual obligations, see Note 5. “Commitments and Contingencies” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please read the information under the heading “Contingencies” in Part I, Item 1., Note 5. "Commitments and Contingencies", to our condensed financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
•We are dependent on the success of veverimer and, if we are unable to conduct a successful VALOR-CKD trial, obtain regulatory approval, or commercialize veverimer, our business will be materially harmed. Based on the Complete Response Letter, or CRL, received from the FDA in August 2020, and the Appeal Denied Letter, or ADL, received in February 2021, we believe the criteria and pathway for resubmission and approval of our New Drug Application, or NDA, for veverimer is more clear, but the timing of any such approval is uncertain. The regulatory approval process is highly uncertain, and we may not obtain approval through the Accelerated Approval Program or the traditional approval process, as required for the commercialization of veverimer. We could be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which would increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, marketing approval for veverimer.
•The design of our ongoing renal outcomes trial, VALOR-CKD (also known as TRCA-303), may be impacted by additional information that becomes available to us or by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify the design of this trial or conduct additional clinical trials. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. Even if the VALOR-CKD trial meets it primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
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

•Together with our limited operating history and our requirements for substantial additional financing to achieve our goals, including the completion of our ongoing clinical trial, VALOR-CKD, it is difficult to assess our future viability. We require substantial additional financing to achieve our goals, including completion of the VALOR-CKD trial. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, commercialization efforts of veverimer, or further reduce or cease our operations altogether. Our current debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.
•The incidence and prevalence of the target patient population for veverimer are based on estimates and third-party sources. If the market opportunity for veverimer is smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
•We do not have commercial capabilities that would be required for a successful commercial launch of veverimer, if approved. Development of such capabilities would require significant additional capital and financial investment as well as recruitment of key personnel. An inability to develop such commercial capabilities or a delay, could meaningfully impact our business.
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
We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $39.7 million and $77.7 million for the three months ended September 30, 2021 and 2020, respectively, and $126.6 million and $209.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $760.4 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our investigational drug candidate, veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
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
We are currently advancing veverimer through clinical development. As of September 30, 2021, we had working capital of $125.4 million and cash, cash equivalents and investments of $146.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with attempting to address the deficiencies identified in the CRL from the FDA related to our NDA or the issues raised in the ADL issued by the OND on our FDRR and resubmission of the NDA. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our cash, cash equivalents and investments of $146.8 million as of September 30, 2021, will allow us to fund our operating plan through the twelve-month period following the filing of this Quarterly Report on Form 10-Q. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations following the end of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•the potential impact of pandemics, including COVID-19, on the health care system, financial markets and economy generally and on our business in particular, including the potential impact on retention of patients in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our VALOR-CKD trial;
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

We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Although we have been successful in obtaining financing through the issuance of our equity securities and debt financing, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development of veverimer, and commercialization, if approved, and other business activities, we could be forced to significantly delay, scale back or abandon or terminate one or more clinical development programs or commercialization efforts and curtail or cease our operations. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.
Risks Related to Our Business
We are dependent on the success of veverimer, our only investigational drug candidate. If we are unable to conduct a successful VALOR-CKD trial, develop, obtain regulatory approval for and commercialize veverimer, or continue to experience significant delays in doing so, our business will be materially harmed. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
To date, we have invested all of our efforts and financial resources in the research and development and potential commercial launch of veverimer, which is our only investigational drug candidate. Our business and future success depends on our ability to conduct a successful VALOR-CKD trial which would demonstrate slowing of CKD progression by veverimer compared to placebo, and to develop, obtain regulatory approval for, and commercialize veverimer. We are currently conducting a renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), to determine if veverimer slows CKD progression in patients with metabolic acidosis associated with CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. In May 2018, we completed our multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial for veverimer, known as TRCA-301. The TRCA-301 trial enrolled 217 subjects with metabolic acidosis and CKD. Eligible subjects who completed the 12-week treatment period in our Phase 3 trial were invited to continue in our 40-week extension trial, TRCA-301E, and we completed the TRCA-301E trial in March 2019. While these trials met their primary and secondary endpoints, the FDA has indicated that these trials alone are not sufficient to support approval of veverimer. Further, we cannot assure you that any foreign regulatory agency will approve veverimer for marketing.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval would be a review issue, and would, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. Based on the current enrollment rate, the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL would not be available until at least early 2023, but there are scenarios where renal outcomes data from the VALOR-CKD trial would become available earlier and could potentially enable resubmission of the NDA through the traditional approval process, but it may or may not be sufficient. At this time, we no longer believe it is practical to pursue approval on the basis of serum bicarbonate data alone and we are focused on obtaining outcomes data from the VALOR-CKD trial.
There is a substantial likelihood that we will not have, or be able to obtain on reasonable terms in the necessary timeframe, adequate resources to continue the VALOR-CKD trial until we reach the current target of 511 subjects with positively adjudicated primary endpoint events, which we anticipate would not be reached until 2024. As such, we have considered various options to terminate the VALOR-CKD trial early. We requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on financial resources and the procedures for study close-out. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we believe that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop would occur in the first half of 2022. Accordingly, we are not likely to conduct the 250-event interim analysis. Based on feedback from the FDA, we will halt enrollment of additional patients in the VALOR-CKD trial in order to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. For the VALOR-CKD trial to be successful if stopped early, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
We believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped in 2022, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available then. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
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
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of veverimer in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for veverimer outside the United States. The clinical and commercial success of veverimer will depend on a number of factors, including the following:
•our ability to conduct a successful VALOR-CKD trial, whether the trial is conducted under the current protocol specifying 511 subjects with primary endpoint events or otherwise, and the ability of the results of this trial to demonstrate slowing of CKD progression by veverimer compared to placebo;
•our ability to demonstrate veverimer’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;
•the timely reporting of our ongoing VALOR-CKD trial;
•the continued participation in our VALOR-CKD trial by a sufficient number of subjects to demonstrate applicability to the U.S. population;
•the continued participation in our VALOR-CKD trial by a sufficient number of subjects over a sufficient number of clinical sites to avoid the potential for trial results to be driven by a single high-enrolling site;
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
As described in the “Risks Related to Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides a meaningful advantage over available therapies upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, which, is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct at least one additional confirmatory postmarketing clinical trial to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when a postmarketing clinical trial shows that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval would be a review issue, and would, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. Based on the current enrollment rate, the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL would not be available until at least early 2023 but there are scenarios where renal outcomes data from the VALOR-CKD trial would become available earlier and could potentially enable resubmission of the NDA through the traditional approval process, but it may or may not be sufficient. At this time, we no longer believe it is practical to pursue approval on the basis of serum bicarbonate data alone and we are focused on obtaining outcomes data from the VALOR-CKD trial.
There is a substantial likelihood that we will not have, or be able to obtain on reasonable terms in the necessary timeframe, adequate resources to continue the VALOR-CKD trial until we reach the current target of 511 subjects with positively adjudicated primary endpoint events, which we anticipate would not be reached until 2024. As such, we have considered various options to terminate the VALOR-CKD trial early. We requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on financial resources and the procedures for study close-out. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we believe that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop would occur in the first half of 2022. Accordingly, we are not likely to conduct the 250-event interim analysis. Based on feedback from the FDA, we will halt enrollment of additional patients in the VALOR-CKD trial in order to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. For the VALOR-CKD trial to be successful if stopped early, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
We believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped in 2022, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available then. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.

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
The FDA generally requires at least two adequate and well-controlled studies to support approval of an NDA. A single Phase 3 clinical trial may be sufficient in rare instances, including (1) where the clinical trial is a large multicenter clinical trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. If the VALOR-CKD trial is successful, and we decide to pursue traditional approval, it would be based on our belief that our VALOR-CKD trial, supported by the TRCA-301/TRCA-301E trial, will provide sufficient evidence for FDA to approve veverimer for the slowing of kidney disease progression and potentially improving physical functioning in patients with metabolic acidosis associated with CKD. However, it is possible that the FDA will disagree. The FDA has broad discretion in determining whether to approve a drug, and the FDA could find data from the VALOR-CKD trial, in whole or in part, to be insufficient for a number of reasons, including the following reasons:
•concerns regarding the robustness of the VALOR-CKD trial results;
•concerns regarding the integrity of the VALOR-CKD trial data;
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
If the FDA were to find that the results of our VALOR-CKD trial, either in whole or in part, are inadequate for approval of veverimer, the FDA would not approve our NDA.

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
•our inability to demonstrate statistically significant data with the number of endpoint events achieved if the VALOR-CKD trial is terminated in 2022;
•our ability to demonstrate that the results are applicable to the U.S. population or practice of medicine;
•our inability to demonstrate that the clinical and other benefits of veverimer outweigh any safety or other perceived risks;
•our inability to enroll an adequate number of subjects in our ongoing VALOR-CKD trial;
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
•the impact that pandemics, such as COVID-19, may have on our ability to retain an adequate number of subjects in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our ongoing VALOR-CKD trial; or

•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Subject enrollment and retention are significant factors in the conduct of clinical trials and they are affected by many factors, including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. The occurrence of pandemics, such as COVID-19, may negatively impact the ability to enroll, maintain and collect safety and efficacy data on subjects in a clinical trial. Based on feedback from the FDA in its preliminary comments for the Type A meeting received November 4, 2021, we will halt enrollment of additional patients in the VALOR-CKD trial. Due to the time required for enrolled subjects to experience endpoint events, if the VALOR-CKD trial is stopped early, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. If the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with “U.S.-like” subjects is likely to be less than 10%.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the ethics committees or institutional review boards, or IRBs, of the institutions in which such trials are being conducted, by an independent Data Monitoring Committee, or DMC, for such trial or by the FDA or other regulatory agencies. Such parties may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, significant findings from an inspection of the Company or our clinical trial sites by the FDA or other regulatory agencies, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States. Foreign authorities may have similar reservations in accepting data from clinical trials conducted outside of their territory for future marketing approvals outside of the U.S. The CRL issued by FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine, and based on feedback received from the FDA, we focused later enrollment activities in our ongoing VALOR-CKD trial in the United States, Canada and Western Europe, and subsequently in other non-Eastern European regions (i.e., Latin America and Asia-Pacific). Based on feedback from the FDA in its preliminary comments for the Type A meeting received November 4, 2021, we will halt enrollment of additional patients in the VALOR-CKD trial. As of November 5, 2021, 72% of subjects have been enrolled at Eastern European sites, 11% at U.S., Western European and Canadian sites, and the remainder at Latin American and Asia-Pacific region sites. Additionally, our ongoing VALOR-CKD trial may have a large dropout rate of participants, or a low event rate, which could add time, expense and risk to the completion of the trial and could affect the results of the trial. In addition, the VALOR-CKD trial could be stopped early, which creates additional risks related to study termination and could also affect the results of the trial. Moreover, due to the time required for enrolled subjects to experience endpoint events, if the VALOR-CKD trial is stopped early, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. If the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects is likely to be less than 10%. We cannot assure you that the FDA will accept the VALOR-CKD data in support of an NDA resubmission or approval and the acceptability of the data will ultimately be a review issue.
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
The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our program. Although we rely on these third parties to conduct all of our clinical trials in accordance with a transfer of obligations, we remain responsible for ensuring that each of our clinical trials is conducted and its data analyzed in accordance with its protocol and statistical analysis plan. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including ICH GCP guidelines and other applicable GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.
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
We do not directly control, and are completely dependent on, our contract manufacturers for compliance with applicable requirements, including cGMP, for manufacture of both veverimer drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications or that can consistently or reliably be converted into drug product and meet any other requirements of our third-party suppliers, or are unable to comply with the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain adequate supply of veverimer drug substance and drug product. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If our contract manufacturers’ facilities fail to comply with the FDA or a comparable foreign regulatory agency requirement, we may need to find alternative manufacturing facilities for veverimer drug substance or drug product, which would negatively impact our ability to develop, obtain regulatory approval for, or commercialize veverimer, if approved, and materially adversely affect our financial condition.
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
Moreover, our current supplier of drug substance may not have the capacity to manufacture veverimer drug substance in the quantities that we believe will be sufficient to meet anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of veverimer drug substance. We entered into a commercial supply agreement with our current drug substance supplier. Our long-term commitment under the commercial supply agreement to purchase veverimer drug substance could create a significant financial obligation. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of veverimer, if approved, enabling us to achieve gross margins similar to those achieved by other companies with polymer-based drugs. If we are unable to reduce the manufacturing cost of veverimer drug substance, our financial results will suffer and our ability to achieve profitability will be significantly jeopardized. Outside of our current supplier, we currently do not have any agreements for the commercial production of veverimer drug substance. If our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of veverimer drug substance, the ability of our contract manufacturer to produce veverimer could be impacted adversely. Effects of such supply interruption could include limiting veverimer's ability to reach its market potential or to be timely launched, possible delays or shortages in supply, or our impaired ability to generate revenue from the sale of veverimer.
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
At this time, we believe we have sufficient drug substance and access to sufficient drug product manufacturing capacity to supply the anticipated demand of our ongoing VALOR-CKD trial. However, at this time, further increases in our drug substance manufacturing capacity will be required to meet our anticipated commercial demand, if approved. As compared to soluble, small organic molecule pharmaceuticals, insoluble, non-absorbed polymers are manufactured in larger batches to satisfy greater doses, e.g., gram quantities versus milligram or even microgram quantities per dose, which presents unique requirements both in terms of scale-up and process controls. Any difficulties experienced in the ongoing effort to further optimize and scale our drug substance and/or drug product manufacturing processes could materially adversely affect or delay our ability to (i) have sufficient quantities of veverimer drug substance and drug product manufactured to successfully conduct our ongoing VALOR-CKD trial, or (ii) have sufficient quantities of veverimer drug substance and drug product to supply commercial supply of veverimer, if approved, all of which would have a material adverse effect on our business and our prospects.

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
Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. Further, an extended delay in the approval of veverimer could impact our ability to attract and retain qualified personnel. We will need to hire additional personnel if we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
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
Misconduct by our employees, independent contractors, consultants, commercial partners and vendors could include intentional failures to comply with the FDA or international regulations, provide accurate information to the FDA or other international regulatory bodies, comply with clinical trial standards, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data timely, completely and accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by third parties could also involve the improper use of information obtained in the course of clinical trials or falsification of clinical trial data.
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
We issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, pursuant to which we pay interest semiannually in arrears at a rate of 3.50% per year. The Convertible Senior Notes mature on May 15, 2027, unless earlier repurchased, redeemed or converted and are not redeemable prior to May 20, 2024. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. We anticipate that we will need to secure additional funding to repay these obligations when due. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If that additional funding involves the sale of equity securities or additional convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders. There can be no assurance we will be in a position to repay these obligations when due.
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
An epidemic or pandemic disease outbreak, including the COVID-19 pandemic, could disrupt our business or operations, including by impacting our ability to retain an adequate number of trial subjects and protocol compliance by enrolled subjects in VALOR-CKD. Additionally, such an event could also impact the business or operations of our third-party manufacturers and testing laboratories, our CROs, clinical data management organizations, medical institutions and clinical investigators, the FDA or other third parties with whom we conduct business which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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

Together with our investigators, consultants, CROs and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on retention of subjects in the VALOR-CKD trial, subject compliance with the study protocol, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 7%. In addition, the COVID-19 pandemic may impact how subjects feel and function in general which may impact their responses to the subjective physical function measurements used in the trial. To the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient retention, subject compliance with the study protocol and powering due to the impact of COVID-19.
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
•interruption of key VALOR-CKD clinical trial activities, such as site monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others, or interruption of clinical trial subject visits, data collection and other trial procedures, the occurrence of which could impact compliance with the study protocol and affect the integrity of our clinical trial data;
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
Despite the implementation of security measures, we and our CROs and other contractors and consultants regularly defend against, mitigate and respond to data security incidents, cybersecurity attacks or other IT business continuity risks, and our systems and data are vulnerable to damage from computer viruses, cyber attacks, data loss, ransomware, phishing attacks, industrial espionage, other unauthorized access, technological or human error, natural disasters, terrorism, war and telecommunication and electrical failures. Our defenses and cybersecurity response efforts may not be sufficient to mitigate the effects of a significant data security incident. Such events could cause interruptions to our operations and result in material disruptions to our drug development programs. For example, the compromise, corruption, loss or theft of clinical trial data from completed or ongoing clinical trials for our investigational drug candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Certain persons and entities may attempt to penetrate our network, the systems hosting our website or our other networks and systems and may otherwise seek to misappropriate our proprietary or confidential information. Our, or our CROs, contractors, consultants and other third-party service provider’s back-up and redundant systems may be insufficient or may fail. To the extent that any disruption or security breach were to result in a compromise, corruption, loss or theft of or other damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and significant costs in remediating the incident, complying with regulatory requirements and defending against claims or regulatory investigations. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. Such events could also adversely affect our competitive position, our reputation could be harmed and the further development of our investigational drug candidate could be delayed.
We are subject to evolving privacy and data protection laws, including the Health Information Portability and Accountability Act, or HIPAA, the E.U. and U.K. General Data Protection Regulation (collectively, the “GDPR”), and various comprehensive U.S. state privacy laws like the California Consumer Protection Act, or CCPA. If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
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
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area, or EEA and the United Kingdom, or U.K.). The GDPR establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million/ £17.5 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to have access to and/or to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/U.K. to countries outside of the EEA/U.K. unless made to a country deemed to have adequate data privacy laws by the European Commission/U.K. Government (as applicable) or a data transfer mechanism has been put in place. One such data transfer mechanism was the EU-US Privacy Shield, which we are certified to for the facilitation of transfers of non-HR data. However, in July 2020 the Court of Justice of the European Union, or CJEU in Schrems II declared the E.U.-U.S. Privacy Shield to be invalid for purposes of international transfers of personal data. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission also recently published new E.U. SCCs which align more closely with the requirements of the GDPR and the Schrems II decision and as such, contain more onerous provisions. All new contracts entered into after September 27, 2021 and for which new E.U. SSCs are needed, need to incorporate on the new E.U. SCCs and, existing contracts entered into pre- September 27, 2021, will need to transition across to the new E.U. SCCs before the end of 2022. In turn, the findings of the CJEU and the publication of the new E.U. SCCs will have significant implications for cross-border data flows and may result in compliance costs. The new EU SCCs do not automatically apply in the U.K. since Brexit, and the U.K. Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the U.K. GDPR. On August 11, 2021, the U.K. Information Commissioner’s Office launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft U.K. addendum that can be used with the new EU SCCs – however, this is unlikely to be finalized before the end of 2021 and as such, for the time being transfers from the U.K. to a third country should continue to be made in reliance on the ‘old’ SCCs. The results of the consultation process and the clarification of obligations for data transfers from the U.K. may result in additional compliance costs. The new EU SCCs do not automatically apply in the U.K. since Brexit, and the U.K. Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the U.K. GDPR. On August 11, 2021, the U.K. Information Commissioner’s Office launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft U.K. addendum that can be used with the new EU SCCs – however, this is unlikely to be finalized before the end of 2021 and as such, for the time being transfers from the U.K. to a third country should continue to be made in reliance on the ‘old’ SCCs. The results of the consultation process and the clarification of obligations for data transfers from the U.K. may result in additional compliance costs.
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
Based on the ADL, we believe that we now have greater clarity on the potential path for approval of veverimer through the Accelerated Approval Program. The OND suggested that we meet with the Division to discuss submission of Week 52 serum bicarbonate results from the full randomized trial population of VALOR-CKD and that the trial should include a substantial portion of patients from the United States or from regions with “U.S.-like” patients. If the results of this trial were to demonstrate that veverimer provides a meaningfully larger treatment effect than seen in the TRCA-301/TRCA-301E trial, then this trial, along with the results from the TRCA-301/TRCA-301E trial, could address the concerns raised in the CRL regarding the limitations and the size of the treatment response observed in the TRCA-301/TRCA-301E trial. However, whether the extent of increase in serum bicarbonate in any subsequent submission based on VALOR-CKD would support accelerated approval would be a review issue, and would, in part, reflect the Division’s assessment of the adequacy (i.e., power) of VALOR-CKD to detect the anticipated treatment effect of CKD progression in a reasonable timeframe.
We believe the timeline to meet the requirements for accelerated approval as suggested in the ADL may not result in the most rapid pathway for resubmission of the NDA for veverimer or be achievable with our current resources. Based on the current enrollment rate, the week 52 serum bicarbonate data from the fully enrolled VALOR-CKD trial suggested in the ADL would not be available until at least early 2023 but there are scenarios where renal outcomes data from the VALOR-CKD trial would become available earlier and could potentially enable resubmission of the NDA through the traditional approval process, but it may or may not be sufficient. At this time, we no longer believe it is practical to pursue approval on the basis of serum bicarbonate data alone and we are focused on obtaining outcomes data from the VALOR-CKD trial.
There is a substantial likelihood that we will not have, or be able to obtain on reasonable terms in the necessary timeframe, adequate resources to continue the VALOR-CKD trial until we reach the current target of 511 subjects with positively adjudicated primary endpoint events, which we anticipate would not be reached until 2024. As such, we have considered various options to terminate the VALOR-CKD trial early. We requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on financial resources and the procedures for study close-out. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we believe that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop would occur in the first half of 2022. Accordingly, we are not likely to conduct the 250-event interim analysis. Based on feedback from the FDA, we will halt enrollment of additional patients in the VALOR-CKD trial in order to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. For the VALOR-CKD trial to be successful if stopped early, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
We believe data from VALOR-CKD will be very important in furthering our understanding of, and informing decisions regarding, the appropriate regulatory path for resubmission of the NDA for veverimer. For example, if the VALOR-CKD trial is stopped in 2022, additional data on the effect of veverimer on (1) CKD progression; (2) physical functioning; and (3) serum bicarbonate will become available then. As such, we intend to continue the execution of the VALOR-CKD trial with consideration of both the accelerated and traditional approval pathways. Regardless of the regulatory pathway, the FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.

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
The design of our VALOR-CKD trial may be impacted by clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, in which case we may be required to modify our planned clinical trials, or conduct additional clinical trials, or we may decide to stop the trial early. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
If clinical data generated while the VALOR-CKD trial is ongoing, including data that may affect key assumptions regarding sample size, endpoints, duration or the underlying standard of care, impacts the VALOR-CKD trial design, we may be required to modify our planned clinical trials, or conduct additional clinical trials, before we can obtain regulatory approval from the FDA or comparable foreign authorities, and any such modification or additional trial could have a material adverse effect on our expected clinical and regulatory timelines, business, prospects, financial condition and results of operations. There is a substantial likelihood that we will not have, or be able to obtain on reasonable terms in the necessary timeframe, adequate resources to continue the VALOR-CKD trial until we reach the current target of 511 subjects with positively adjudicated primary endpoint events, which we anticipate would not be reached until 2024. As such, we have considered various options to terminate the VALOR-CKD trial early. We requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on financial resources and the procedures for study close-out.
Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we believe that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop would occur in the first half of 2022. Accordingly, we are not likely to conduct the 250-event interim analysis. Based on feedback from the FDA, we will halt enrollment of additional patients in the VALOR-CKD trial in order to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. Stopping the VALOR-CKD trial early could increase the risk that the trial will not be successful. For the VALOR-CKD trial to be successful if stopped early, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
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
We conducted the TRCA-101 and TRCA-301/TRCA-301E trials, and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our investigational drug candidates outside the United States. In the TRCA-301 trial, 190 trial subjects were located in Eastern Europe, and 27 trial subjects were located in the U.S. In the TRCA-301E trial, 179 trial subjects were located in Eastern Europe and 17 trial subjects were located in the U.S. The CRL issued by the FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine. In the VALOR-CKD trial, 72% of the current trial subjects are located in Eastern Europe. If the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects is likely to be less than 10%. In VALOR-CKD, we intend that no single site in the VALOR-CKD trial provides ≥ 5% of the total number of trial subjects. However, if the trial is terminated in 2022, it is possible that one or more sites may slightly exceed this threshold. The FDA may not find such foreign clinical data to be applicable to U.S. patients or the U.S. practice of medicine, due to the potential differences in patient management, including diet and concomitant medications, may have on the treatment effect of veverimer. Based on feedback received from the FDA, in November 2020 we elected to focus enrollment activities in the VALOR-CKD trial in the United States, Canada and Western Europe; however, we subsequently reinitiated enrolling subjects in Latin America and Asia-Pacific as well. Based on feedback from the FDA in its preliminary comments for the Type A meeting received November 4, 2021, we will halt enrollment of additional patients in the VALOR-CKD trial. Despite our focus on geographic areas outside Eastern Europe for enrollment, the FDA may not be reassured that results of our VALOR-CKD trial are relevant to the U.S. population or practice of medicine. In which case, we could be required to conduct one or more additional clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
Even if a drug is approved by the FDA and/or foreign regulatory agencies, regulatory agencies may still impose significant restrictions on a product’s indicated uses or marketing or impose various ongoing requirements. Furthermore, any new legislation addressing drug safety issues as well as new legislation addressing issues related to patient safety, patient rights and data integrity in clinical trials could result in delays or increased costs to assure compliance. In addition, if a drug receives approval through the FDA’s Accelerated Approval Program, it will be subject to special postmarketing requirements, including the completion of postmarketing clinical trials to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, a postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
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
•issue warning or untitled letters;
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
Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we, or our contracted third parties, conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payers, the federal and state healthcare fraud and abuse laws and regulations may be applicable to our business. The healthcare regulatory laws that affect our current and future operations include, among others:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases, orders, or arranging for or recommending the purchase, order, or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand. A conviction for violation of the federal Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common, industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. On November 20, 2020, the U.S. Department of Health and Human Services, Office of Inspector General, or OIG, issued two final regulations modifying safe harbors to the federal Anti-Kickback Statute. The first rule, which became effective January 19, 2021, created new safe harbors and modified existing safe harbors to promote certain value-based and coordinated care arrangements and to reduce regulatory burden. The second rule, or the Rebate Rule, created new safe harbors for (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers, or PBMs, and (ii) fixed fees for certain services that PBMs provide to pharmaceutical manufacturers. The Rebate Rule also revised the discount safe harbor to exclude price reductions (e.g., rebates) for pharmaceutical products from manufacturers to Part D plans when made directly or indirectly through a PBM, unless the reduction in price is required by law. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. Specifically, the new safe harbor provisions in the Rebate Rule affecting certain point-of-sale discounts and PBM service fees were initially delayed from January 29, 2021 until March 22, 2021 pursuant to the January 20, 2021 White House memorandum, titled “Regulatory Freeze Pending Review,” which directed federal agencies to take steps to facilitate the incoming Biden administration’s review of regulatory actions by the Trump administration, including delaying the effective dates of certain regulations. All provisions of the Rebate Rule were subsequently delayed until January 1, 2023 due to litigation challenging the Rebate Rule with the litigants further agreeing to hold the case in abeyance pending further review of the Rebate Rule by the Biden administration. Most recently, the bipartisan infrastructure legislation passed by the U.S. Senate included a moratorium on implementation of the Rebate Rule before January 1, 2026; however, it is unclear whether or when such legislation will be enacted. Given that implementation of the Rebate Rule is uncertain, we cannot predict the full impact of the rule and any subsequent related regulatory or legislative actions on our future contracts with customers and our future pricing strategies with payers;
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
•announcements regarding termination of our clinical trial, VALOR-CKD;
•failure to stop our clinical trial following the occurrence of the interim analysis for early stopping for efficacy;
•announcements regarding outcomes data from termination of our VALOR-CKD trial;
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
•announcements regarding shareholder or other litigation;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•general economic and market conditions and overall fluctuations in the United States equity markets; and
•the loss of any of our key scientific or management personnel.
Following announcement of the deficiency letter from the FDA, there was a significant decline in our stock price. An additional decline occurred after our announcement of the results of the End-of-Review Type A meeting in late October 2020. On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against Tricida, Inc. and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 and February 25, 2021 (the "Class Period"), Tricida and its senior officers violated the federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning Tricida’s NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, defendants filed a motion to dismiss the amended complaint and a hearing on the defendants' motion is currently scheduled for December 2021. No damages amount is specified in the Complaint. On February 15, 2021, a derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Ricks v. Alpern et al., Case No, 1:21-cv-000205 (the "Ricks Derivative Case"). The Ricks Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties and wasted corporate assets. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Ricks Derivative Case. On April 8, 2021 a second derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Goodman v. Klaerner et al., Case No, 1:21-cv-00510 (the "Goodman Derivative Case"). As with the Ricks Derivative Case, the Goodman Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims against the senior officers for violation of Sections 10(b) and 21D of the Securities Exchange Act of 1934. No damages amount is specified in the Goodman Derivative Case. On May 27, 2021, a third derivative action was filed in the District of Delaware, brought by and on behalf of Tricida, Inc. as a Nominal Defendant, against the Company’s directors as well as its CEO and CFO, Verica v. Veitinger et al., Case No, 1:21-cv-00759 (the "Verica Derivative Case" and collectively with the Goodman Derivative Case and Ricks Derivative Case, the "Derivative Cases"). As with the Goodman Derivative Case and Ricks Derivative Case, the Verica Derivative Case is based on the allegations of the Securities Class Action and asserts that by allowing the Company and senior executives to make the allegedly false and misleading statements at issue in the Securities Class Action, the defendants breached their fiduciary duties. Additionally, the complaint asserts claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and for unjust enrichment and waste of corporate assets. No damages amount is specified in the Verica Derivative Case. The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs’ counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021 staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. A consolidated derivative complaint has not yet been filed. The defense of the Securities Class Action and the Derivative Cases may cause us to incur substantial costs and may divert the attention of management.
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
As of September 30, 2021, we had outstanding a total of 50,447,578 shares. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, our Employee Stock Purchase Plan, or ESPP, or our 2020 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our board of directors.
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
As of September 30, 2021, all of our outstanding shares of common stock are freely tradable in the public market, other than approximately 18.8 million shares which are subject to trading restrictions. Holders of these shares of our common stock can require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 57.2% of our outstanding voting stock.
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
As noted above under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements,” we anticipate that we will continue to incur losses for the foreseeable future. Our ability to utilize any future net operating losses may also be limited by legislation enacted in 2017 commonly referred to as the Tax Cut and Jobs Act, or Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80.0% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Recent legislation ameliorates some of these restrictions for losses incurred through 2020, but due to our lack of taxable income our losses continue to be carried forward past 2020. Due to these changes under the Tax Act, or potential future ownership changes under Section 382 of the Code, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability in future years.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1†	Amendment No. 2 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG.	Filed herewith

10.2^	Tricida, Inc. Executive Retention Agreement Template Amendment	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain confidential information contained in this exhibit, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

^	Management contracts and compensation plans and arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2021

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