Form 10-K
period 2021-12-31
Tricida, Inc.
filed 2022-03-29
CIK 1595585

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $0.1 billion, based on the closing price of the common stock as reported on the Nasdaq Global Select Market on that date. Shares of common stock held by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On March 25, 2022, the registrant had 55,397,158 shares of common stock, par value $0.001 per share, outstanding.

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
•the design of our renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303);
•our expectations regarding endpoint accrual, continuation, timing of completion, the geographic distribution of endpoint events, outcome and reporting of results of our ongoing VALOR-CKD trial;
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
•the potential impact of epidemics and pandemics, including COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters, on the health care system, financial markets and economy generally and on our business, including on our ongoing VALOR-CKD trial, in particular; and
•our financial performance.
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Investors in our securities are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Investors in our securities should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K.

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
Diabetes and hypertension have long been recognized as modifiable risk factors for the progression of CKD. More recently, metabolic acidosis, a serious condition in which the body has retained too much acid, has also been identified as a key modifiable risk factor for the progression of CKD. There are currently no FDA-approved therapies for slowing CKD progression through the treatment of chronic metabolic acidosis. We estimate that metabolic acidosis affects approximately 4.3 million patients with CKD in the United States, and we believe that slowing CKD progression through the treatment of metabolic acidosis in patients with metabolic acidosis and CKD represents a significant unmet medical need and market opportunity.
We are currently conducting a renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), to determine if veverimer slows CKD progression in patients with metabolic acidosis and CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. The primary endpoint in the VALOR-CKD trial is defined as time to first occurrence of any event in the composite of renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate, or eGFR, which is also known as DD40. Enrollment of patients in the VALOR-CKD trial was completed at the end of 2021 with 1,480 subjects randomized. We currently anticipate that the VALOR-CKD trial will be terminated early, through an administrative stop, to occur in the second quarter of 2022, with continued accrual of primary endpoint events into the third quarter of 2022. The reporting of top-line results from the VALOR-CKD trial is anticipated to occur early in the fourth quarter of 2022.
Acid-base balance is critical to normal cellular function and the kidneys play an important role in preserving acid-base balance, in part, by excreting acid that is generated every day through normal food intake and metabolism. As one of multiple strategies the body employs to maintain acid-base balance, acid loads are buffered by serum bicarbonate. In individuals with normal kidney function, serum bicarbonate levels are maintained in the normal range of 22 – 29 mEq/L. Metabolic acidosis is diagnosed clinically when serum bicarbonate is chronically below 22 mEq/L.
Coordinated multiorgan adaptive responses to retained acid may maintain serum bicarbonate in the normal range for some period of time; however, these adaptations have serious negative consequences, including loss of bone, a negative nitrogen balance, the loss of muscle mass and strength, and progressive kidney injury. By the time serum bicarbonate levels decrease below the normal range and a clinical diagnosis of metabolic acidosis is made, defenses against acidosis may have already led to bone, muscle, and kidney damage. Thus, in patients with CKD, although serum bicarbonate is an easily measured indicator of metabolic acidosis, it provides information about the status of only a portion of the buffering capacity of the body and may indeed be a lagging indicator of acidosis. Thus, there is also a need to recognize eubicarbonatemic acidosis, or latent acidosis, in patients with normal serum bicarbonate concentrations.
The importance of managing metabolic acidosis in patients with CKD has been noted in both national and international kidney disease treatment guidelines that recommend dietary changes and oral alkali intervention, such as sodium bicarbonate, when serum bicarbonate falls below 22 mEq/L. There is also an understanding by most nephrologists that treatment of metabolic acidosis can slow CKD progression and improve bone and muscle health. In spite of this, several analyses of retrospective databases suggest that metabolic acidosis has gone largely untreated. We believe that this treatment gap is due in large part to the lack of an FDA-approved chronic treatment for metabolic acidosis that can be used in the broad population of patients with metabolic acidosis and CKD, including those with sodium-sensitive comorbidities. We believe that the favorable response from nephrologists to veverimer’s target product profile and the potential health and economic benefits from slowing CKD progression through the treatment of metabolic acidosis provide a significant opportunity for veverimer in the U.S. market, if approved.
Veverimer is a non-absorbed, low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. Veverimer is uniquely designed to specifically bind and remove hydrochloric acid, or HCI, from the GI tract. Acid binding and removal from the GI tract is a novel approach to treating metabolic acidosis without introducing deleterious counterions or metals. Veverimer’s high amine content provides proton binding capacity of approximately 10 mEq per gram of polymer. The size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for HCI binding. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. In our Phase 3 clinical trials, veverimer has been administered at an initial dose of 6 grams once a day as a suspension in 2 ounces of water, providing a theoretical proton binding capacity of approximately 60 mEq. The daily load of nonvolatile acids from metabolic processes amounts to approximately 1 mEq, per kilogram, or kg, of body weight, or 50 to 100 mEq per day for adults.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2038 in the United States, at least 2035 in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico and Russia and until at least 2034 in South Korea and certain other markets.
Our Strategy
Our strategy is to develop and commercialize veverimer as the first and only FDA-approved therapy for slowing CKD progression through the treatment of chronic metabolic acidosis in patients with CKD and, if successful, continue to examine the opportunity to slow CKD progression in patients with latent acidosis and CKD. Key elements of our strategy are to:
•Obtain FDA approval of veverimer based upon veverimer’s effect on slowing CKD progression in patients with metabolic acidosis and CKD.
•Expand awareness of, and educate nephrologists on, the consequences of untreated metabolic acidosis in patients with CKD. Over the past four years, we have authored, co-authored or sponsored 24 peer-reviewed publications or presentations that highlight veverimer and 30 publications or presentations that highlight the serious complications of metabolic acidosis and its economic burden to the healthcare system. We have provided grants related to disease awareness and treatment of metabolic acidosis and host an educational website, MetabolicAcidosisInsights.com, for nephrologists and healthcare providers that offers resources and information related to metabolic acidosis.
•Commercialize veverimer in the United States. If veverimer is approved by the FDA, we plan to initially commercialize it in the United States by deploying a specialty sales force targeting that subset of nephrologists most focused on treating patients with CKD. With this approach, we believe we can reach a majority of the approximately 700,000 patients with metabolic acidosis and CKD that are cared for by nephrologists. Additionally, we may seek to commercialize veverimer in the United States with one or more partners to obtain access to primary care physicians, cardiologists, and/or endocrinologists.
•Expand veverimer development. Provided we demonstrate that veverimer slows CKD progression in patients with metabolic acidosis and CKD in the VALOR-CKD trial, we may pursue additional clinical trials to evaluate veverimer’s ability to slow CKD progression in patients with latent acidosis and CKD.
•Commercialize veverimer outside of the United States with one or more partners. Based on the prevalence of metabolic acidosis in patients with CKD, we believe there is a significant commercial opportunity for veverimer in markets outside the United States. To address these markets, we plan to seek one or more partners with international sales expertise who can commercialize veverimer in target markets.
Chronic Kidney Disease and Metabolic Acidosis Represent a Major Health Crisis
Overview of CKD
CKD is a serious condition characterized by the gradual loss of essential kidney functions over time. CKD is most commonly caused by diabetes or hypertension. In patients with CKD, normal fluid and electrolyte balance can no longer be maintained, and the excretion of metabolic end products, toxins and drugs is impaired. Furthermore, production and secretion of certain enzymes and hormones are disturbed.
According to the Centers for Disease Control and Prevention, or CDC, 37 million people in the United States are afflicted with CKD, representing an overall prevalence in the adult population of approximately 15%. For beneficiaries with CKD who do not have end-stage renal disease, or ESRD, annual fee for service, or FFS, Medicare expenses in 2019 totaled approximately $87.2 billion, representing 23% of total Medicare FFS spending. For patients with ESRD, total Medicare-related expenditures were $51.0 billion in 2019. ESRD is total and permanent kidney failure that is treated with kidney dialysis or with a kidney transplant. There are approximately 809,000 people in the United States living on kidney dialysis and approximately 135,000 new ESRD cases occur annually. According to the 2021 United States Renal Data System report, there were approximately 105,000 deaths from ESRD in 2019. There is a significant medical need to slow progression of kidney disease and reduce the number of patients progressing to kidney failure.
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
Metabolic acidosis in CKD develops when excess acid is retained in the body. Acid-base balance is critical to normal cellular function because many essential cellular processes, metabolic enzymes, and transmembrane transport processes are highly pH sensitive. The kidneys play an important role in preserving acid-base balance in the body, in part, by excreting acid that is generated every day through daily dietary intake and metabolism of proteins, phospholipids, and nucleic acids. In individuals with normal kidney function, the kidney excretes the produced acid and thereby maintains net acid balance. As one of multiple strategies the body employs for acid-base balance, acid loads are buffered by serum bicarbonate, with its titration to CO2 and H2O resulting in a reduction in its concentration. To maintain physiologic pH and normal serum bicarbonate levels in the setting of continuous acid production, consumed bicarbonate must be regenerated by the kidneys and/or replenished through bicarbonate-producing dietary components. The kidneys regenerate and replace bicarbonate that was consumed in buffering the ongoing acid production through the excretion of added acid. Acid excretion is accomplished by two mechanisms, both of which rely on normal kidney tubular function: 1) production and excretion in the urine of ammonium; and 2) excretion of acid as titratable acid (protons bound to non-chloride anions). In individuals with normal kidney function, where acid excretion normally matches metabolic acid production to maintain net acid balance, serum bicarbonate levels are maintained in the normal range of 22 – 29 mEq/L. Metabolic acidosis is diagnosed clinically when serum bicarbonate is chronically below 22 mEq/L.
Patients with CKD have a reduced number of functioning nephrons available to excrete acid, resulting in a decreased capacity to excrete acid. As GFR declines progressively, the kidneys eventually excrete less acid than the body generates, leading to retained acid. Accumulating acid can be sequestered away from plasma into interstitial fluid and into the intracellular space to bind with cellular buffers including proteins, phosphate, and titration of cellular bicarbonate. However, maintaining acid-base balance involves eventual removal of accumulated acid from the body with replacement of bicarbonate that had been consumed by acid titration. To this end, protein in muscle is consumed to produce ammonium that is needed to excrete the accumulating acid and is metabolized to produce bicarbonate to help replace that titrated to CO2 and H2O by the accumulating acid. Continued muscle protein breakdown leads to decreasing muscle mass with decreasing muscle function and strength. In addition, bone alkali and mineral bind and buffer acid, leading to their consumption in the process, and mitigate against the adverse effects of accumulating acid but lead to decreasing bone mineral content and bone strength.
Kidney tubules contain multiple sensors that monitor intracellular, intraluminal, and blood pH as well as blood and intraluminal bicarbonate levels and blood CO2. The effector function of these sensors in settings of a low blood pH (acidemia) results in H+ excretion either directly via tubular transporters or indirectly by stimulation of paracrine hormones, notably endothelin-1, angiotensin II, and aldosterone, which in turn upregulate tubular transport mechanisms that facilitate acid excretion. These mechanisms to promote acid excretion are initially adaptive but can become maladaptive when these mechanisms remain chronically engaged, as with a chronic acid challenge like that provided by acid-producing, Western type diets, and can contribute to kidney function decline.
While these coordinated multiorgan adaptive responses to metabolic acidosis partially correct the acidosis and may maintain the serum bicarbonate in the normal range for some period of time in patients with CKD, these adaptations have serious negative consequences, including loss of bone, a negative nitrogen balance, the loss of muscle mass and strength, and progressive kidney injury. As a corollary, by the time serum bicarbonate levels decrease below the normal range and a clinical diagnosis of metabolic acidosis is made, defenses against acidosis may have already led to bone, muscle, and kidney damage. Thus, in patients with CKD, although serum bicarbonate is an easily measured indicator of metabolic acidosis, it provides information about the status of only a portion of the buffering capacity of the body and may indeed be a lagging indicator of acidosis. Thus, there is also a need to recognize and potentially treat latent acidosis in patients with normal serum bicarbonate concentrations.

In Patients with CKD, Acid (H+) Retention is Mitigated by Multiple Biological Strategies

Buffering by Bone
Release CO_3^{2-}
Release PO_4^{3-}
Buffering by Muscle
Generate HCO_3^- from glutamine metabolism
Generate NH_3 from glutamine metabolism
Generate HCO_3^- from net acid excretion
HCO_3^- Buffering System
Convert H^+ to CO_2 and H_2O, allowing pulmonary excretion of CO_2 gas
Renal Excretion of NH_4^+ and Titratable Acid
Amount depends on: remaining nephron mass, eGFR, tubular maximum for HCO_3^-
Net Endogenous Acid Load
Amount depends on: diet, gut microbiome, regulation of endogenous acid production
Generate HCO_3^-
H^+ Neutralization
Via metabolism of organic acids (e.g., citrate, acetate, malate)
H^+ Sequestration
In interstitial fluid kidney, and intracellularly where it is bound to proteins (e.g., albumin, hemoglobin, bone mineral)

Wesson DE, CJASN, 2021. Hamm LL et al., CJASN, 2015. Raphael KL, AJKD, 2019. HCO_3^- = bicarbonate, H^+ = Proton or hydrogen ion, NH_4^+ = ammonium, NH_3 = ammonia, CO_3^{2-} = carbonate, PO_4^{3-} = phosphate, CO_2 = carbon dioxide, H_2O = water

Prevalence of Metabolic Acidosis
The prevalence and severity of metabolic acidosis in people with CKD progressively rises as kidney function declines. We estimate the prevalence of metabolic acidosis to be approximately 8% of the estimated 21 million people with Stage 1 and 2 CKD, 13% of the estimated 16 million patients with Stage 3 CKD, and 36% of the estimated 1.2 million patients with Stage 4 and Stage 5 CKD (non-dialysis patients), resulting in a total estimated prevalence of approximately 4.3 million patients with metabolic acidosis and CKD in the United States.

Metabolic Acidosis Poses a Health Risk to Approximately 4.3 Million Patients with CKD in the United States
Current Clinical Situation
The importance of managing metabolic acidosis in patients with CKD has been noted in both national and international kidney disease treatment guidelines. The NKF’s Kidney Disease Outcomes Quality Initiative, or KDOQI, guidelines and the International Society of Nephology’s Kidney Disease: Improving Global Outcomes, or KDIGO, guidelines suggest that in patients with CKD, serum bicarbonate be maintained above 22 mEq/L. Serum bicarbonate concentrations <22 mEq/L are associated with increased risk of CKD progression and increased risk of death.
We believe several prospective clinical studies have shown that treating metabolic acidosis can slow the progression of CKD, and that multiple retrospective studies provide qualitative and quantitative evidence for the relationship between metabolic acidosis and the risk of progression of CKD across a wide range of baseline eGFRs and serum bicarbonate levels.
In particular, five prospective trials (Garneata et al., 2016; de Brito-Ashurst et al., 2009; Phisitkul et al., 2010; Dubey et al., 2018; Di Iorio et al., 2019) studying patients with Stage 3 to 5 CKD and metabolic acidosis demonstrated slowing of CKD progression following an increase in serum bicarbonate with three different interventions, comprising a very low-protein diet, oral sodium bicarbonate and oral sodium citrate. Increases in serum bicarbonate resulted in improved clinical outcomes, including fewer patients who progressed to ESRD and/or experienced significant declines of eGFR. Additionally, clinical trials reported by Goraya et al., 2013 and 2014 and Mahajan et al., 2010 showed that, in patients with Stages 2 to 4 CKD due to hypertensive nephropathy, increasing serum bicarbonate levels with sodium bicarbonate or a low protein diet rich in fruits and vegetables resulted in reduced markers of kidney injury and slower decline in eGFR. It should be noted that these trials were open-label trials that generally did not enroll patients with diabetes, heart failure, edema, uncontrolled hypertension, obesity, clinical evidence of cardiovascular disease, and other conditions related to sodium sensitive comorbidities. As such, the patients in these trials did not fully represent the general population of patients with metabolic acidosis and CKD. It is estimated that approximately 90% of late-stage patients with CKD have sodium sensitive comorbidities.
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
Currently, there are no FDA-approved therapies for the chronic treatment of metabolic acidosis. Kidney disease treatment guidelines suggest treating metabolic acidosis when serum bicarbonate falls below 22 mEq/L, but in the absence of an FDA-approved treatment, physicians are left with recommending either dietary changes to mitigate acid retention or unapproved, over-the-counter supplements, for example sodium bicarbonate, that have not undergone the scrutiny of rigorous clinical examination, including evaluation of safety, efficacy and their interactions with other drugs.
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
Three other analyses indicate that oral alkali supplements are used in less than 10% of patients with metabolic acidosis and CKD. An evaluation of data from the Chronic Renal Insufficiency Cohort, or CRIC, study (Dobre et al., 2012) showed that less than 3%, or 28 of 1,039 patients with CKD and serum bicarbonate levels ≤22mEq/L were receiving an oral alkali supplement. A retrospective cohort study of adults in Manitoba, Canada, (Tangri 2022, data on file), concluded that less than 8.7% of 3,223 patients with CKD and serum bicarbonate values between 12-22 mEq/L were receiving an oral alkali supplement. Because the Canadian health care system includes oral alkali supplements in their formulary, the analysis included an evaluation of the adherence to oral alkali supplements. The data show that 85% of these patients had discontinued oral alkali therapy after two years. The use of oral alkali supplements in patients with metabolic acidosis and CKD who were enrolled in the TRCA-301 clinical trial was less than 8.8% of subjects enrolled in the study (Wesson et al., 2019).

Oral Alkali Use is Low in Patients with Metabolic Acidosis and CKD

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
% of Patients Receiving
Oral Alkali Therapy
The Majority of Patients
with Metabolic Acidosis
are NOT Treated
2.7%
8.7%
8.8%
15.3%
CRIC Study
Dobre 2013
Tangri 2022
(Data on File)
TRCA-301
Tangri 2019

Dobre M et al., AJKD, 2013. Tangri N et al., Data on file. Wesson DE et al., The Lancet, 2019. Tangri N et al., ASN, 2019. The Tangri studies were sponsored by Tricida, Inc.

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
The low use of oral alkali supplements may be explained by the lack of supportive data from blinded, randomized, placebo-controlled clinical trials that confirm the efficacy and safety of these unapproved supplements. While clinical research studies conducted in carefully selected patient populations have shown that oral alkali supplementation can result in slowing of CKD progression in patients with metabolic acidosis, two recent multicenter, placebo-controlled studies that used doses of sodium bicarbonate typically used in clinical practice, i.e., 0.5 to 1.0 grams, three times daily, both achieved very little difference in mean serum bicarbonate level between the active and placebo groups (approximately 1 mEq/L difference after 2 years) and showed no clinical benefits of sodium bicarbonate treatment (the BiCARB study group 2020, Melamed et al., 2020). The doses of sodium bicarbonate used in these trials may not have been large enough to achieve sufficient separation in serum bicarbonate in active- versus placebo-treated subjects. These doses may have been chosen because of concern for the deleterious effect of sodium that is delivered with orally administered alkali supplements, particularly in the CKD patient population. Each gram of sodium bicarbonate delivers 274 mg of sodium.
Approximately 90% of patients with later-stage CKD suffer from sodium-sensitive comorbid conditions, such as hypertension, cardiovascular disease, heart failure or edema, and require a sodium-restricted diet. KDIGO guidelines recommend that patients with CKD consume less than 2 grams of total sodium per day, but according to the CDC, the average diet in the United States includes approximately 3.4 grams of sodium each day. It has been demonstrated that achieving a 2 to 3 mEq/L increase in serum bicarbonate requires 4 to 6 grams of sodium bicarbonate (for an 80 kg patient) which results in an additional 1.1 to 1.6 grams of sodium added to the patient’s daily intake (Abramowitz et al., 2013).
The effects of oral alkali supplementation on overall health and wellbeing also require further evaluation. One of the first multicenter, randomized, double-blind, placebo-controlled trials of oral sodium bicarbonate versus placebo (The BiCARB study group 2020) was commissioned by the UK National Institute for Health Research (NIHR) Health

Technology Assessment Programme to evaluate the clinical and cost-effectiveness of oral sodium bicarbonate in the management of older people with CKD and mild metabolic acidosis. The trial enrolled 300 non-dialysis patients with Stage 4 or 5 CKD with serum bicarbonate concentrations <22 mEq/L recruited from 27 sites in the United Kingdom. Subjects were randomized to treatment with approximately 1.5 to 3 grams of sodium bicarbonate per day or placebo. The primary outcome and additional outcome measures were designed to assess physical function improvements and health related quality of life measures. Following 12 months of treatment, there was no significant treatment effect for the primary outcome of the between-group difference in the Short Physical Performance Battery at 12 months (-0.4 points; 95% CI -0.9 to 0.1, p=0.15). There was no significant treatment benefit seen for any of the secondary outcomes. Adverse events were more frequent in the sodium bicarbonate arm (457 versus 400) and the time to commencing renal replacement therapy was similar in both groups (HR 1.22, 95% CI 0.74 to 2.02, p=0.43). Sodium bicarbonate provided no significant treatment effect and adverse events were more frequent in the bicarbonate arm. Health economic analysis showed lower quality of life and higher costs in the sodium bicarbonate arm at one year. In addition, placebo dominated sodium bicarbonate for all sensitivity analyses of incremental cost-effectiveness. The discontinuation rates in the BICARB trial were 25% and 30% at Year 1 in the sodium bicarbonate group and placebo group, respectively, and 47% and 46% at Year 2 in the sodium bicarbonate group and placebo group, respectively.
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
The use of sodium-based alkali supplements may also impact the effectiveness of other medications important to the treatment of many patients with CKD. In particular, renin-angiotensin-aldosterone-system inhibitors, or RAASi, are one of the few classes of agents that have been proven to slow CKD progression. Higher sodium intake has been associated with significant reductions in the effectiveness of RAASi. A study by Lambers Heerspink and colleagues (Lambers Heerspink et al., 2012) evaluated the impact of low, medium and high levels of 24-hour sodium/creatinine ratio in patients administered angiotensin II receptor blockers, or ARBs, versus non-RAASi treated patients. They concluded that “The renal and cardiovascular protective effects of ARB therapy compared with non-RAASi-based therapy attenuated in subjects with larger consumption of sodium so that in subjects with the highest sodium intake the treatment effects on hard renal and cardiovascular outcomes were completely annihilated.” Approximately 70% of patients with CKD are treated with RAASi to manage their hypertension.
Given the lack of a proven safe and efficacious agent to treat metabolic acidosis, we believe there is a significant unmet medical need for an FDA-approved agent to chronically treat metabolic acidosis in the approximately 4.3 million patients in the United States that are afflicted with metabolic acidosis and CKD.
Our Solution—Veverimer
Veverimer is a novel, non-absorbed, orally-administered polymer that is designed to bind HCI in the GI tract and remove it from the body through excretion in the feces, thereby decreasing the total amount of acid in the body. Veverimer is administered orally as a suspension in water. Veverimer removes acid from the GI tract without delivering additional sodium or other counterions; if approved, veverimer would allow for the chronic treatment of patients with metabolic acidosis and CKD, including those with common sodium-sensitive comorbidities such as hypertension, edema and heart failure.
Veverimer Target Product Profile
We have designed veverimer to target the following product profile:
•Effectively Treat Metabolic Acidosis: Bind and remove sufficient amounts of acid such that a majority of the patients will achieve a clinically meaningful increase in serum bicarbonate. Subject to the results of our renal outcomes clinical trial, VALOR-CKD, veverimer may also slow the progression of CKD through the treatment of metabolic acidosis.

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
•Compatible with Other Medications: Allow concomitant dosing of common CKD medications. Veverimer’s unique characteristics include a particle size designed to prevent systemic absorption and size-exclusion that provides high selectivity for HCI.
•Convenient, Once-Daily, Oral Administration: In our TRCA-301/TRCA-301E trial, subjects self-administered 3-, 6- or 9-gram doses suspended in 2 ounces of water, once daily, with high overall compliance.
•Room-Temperature Stable: We anticipate labeling commercial material with a 24-month shelf-life at room temperature supported by data from ongoing registration stability studies demonstrating that veverimer is stable at room temperature for at least 36 months.
Veverimer Mechanism of Action
The human body generates acid every day through normal food intake and metabolism. Sources of acid include daily dietary intake and metabolism of proteins, phospholipids, and nucleic acids. The daily load of nonvolatile acids from metabolic processes amounts to approximately 1 mEq per kg of body weight, or 50 to 100 mEq per day for adults. Prior studies with alkali supplementation have shown that neutralization of 40% to 80% (20 to 80 mEq) of the daily acid produced can increase serum bicarbonate levels (de Brito-Ashurst et al., 2009; Phisitkul et al., 2010).
Veverimer is a non-absorbed, low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. Veverimer is uniquely designed to specifically bind and remove HCl from the GI tract. Acid binding and removal from the GI tract is a novel approach to treating metabolic acidosis without introducing deleterious counterions or metals. Veverimer’s high amine content provides proton binding capacity of approximately 10 mEq, per gram of polymer. The size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for HCI binding. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. In our Phase 3 clinical trials, veverimer has been administered at an initial dose of 6 grams once a day as a suspension in 2 ounces of water, providing a theoretical proton binding capacity of approximately 60 mEq.

The mechanism of action of veverimer is illustrated below:
Veverimer Mechanism of Action
Veverimer Clinical Development Program
Overview
The veverimer development program was initially designed to obtain approval of veverimer pursuant to the FDA’s Accelerated Approval Program. To that end, our completed clinical trials were designed to evaluate the change from baseline in serum bicarbonate. We believe that serum bicarbonate is an appropriate surrogate endpoint because it is reasonably likely to predict slowing of CKD progression. As part of the Accelerated Approval Program, the FDA required that we initiate a confirmatory postmarketing trial to verify and describe the clinical benefit of veverimer on CKD progression. The safety and efficacy trials in our development program for veverimer include a completed 135-subject, Phase 1/2 trial, TRCA-101; a completed 217-subject, Phase 3 clinical trial, TRCA-301; a completed 196-subject, Phase 3 extension trial, TRCA-301E; and our ongoing renal outcomes trial, VALOR-CKD.
TRCA-101 Phase 1/2 Clinical Trial
In 2016, we completed TRCA-101, a 135-subject, multicenter, randomized, double-blind, placebo-controlled, Phase 1/2 trial. Subjects with Stage 3 or 4 CKD and serum bicarbonate levels between 12 and 20 mEq/L were randomized to receive either placebo or one of four different dosing regimens of veverimer (1.5, 3 or 4.5 grams twice daily or 6 grams once daily) for two weeks. The appearance and weight of the placebo used was not identical to those of veverimer. Therefore, in each study, the personnel at the study site and at the CRO who had responsibilities related to the study drug had no other responsibilities in the trial and were designated as unblinded. The investigators, subjects, and all other site and CRO staff were blinded throughout the trial. The primary objective of the trial was to assess the safety and tolerability of veverimer, and the secondary objective was to evaluate its efficacy. Veverimer was well-tolerated. All subjects completed treatment and treatment emergent adverse events, or TEAEs, were mild or moderate; there were no serious adverse events. The most common TEAE was diarrhea which was reported by 20.2% of veverimer-treated subjects as compared to 12.9% of subjects in the placebo group. All cases of diarrhea were mild, self-limited, and none required treatment. There were no apparent effects of veverimer on serum parameters that would indicate off-target effects of veverimer and no apparent effects on vital signs or body weight. Statistically significant increases in serum bicarbonate levels were observed in all veverimer-treated groups within 24 to 72 hours of initiation of therapy. After 14 days of treatment, the mean increase in serum bicarbonate levels from baseline in each of the veverimer-treated groups was between 2.95 and 3.83 mEq/L, with a mean serum bicarbonate increase of 3.3 mEq/L in the combined veverimer group. All these results were statistically significant (p-value < 0.0001), as were the increases from baseline as compared to the placebo group, whose mean serum bicarbonate level decreased by 0.18 mEq/L. The serum bicarbonate levels of all subjects were measured during the off-treatment follow-up period. In the veverimer-treated groups, the mean levels had reverted to near baseline levels after two weeks off treatment. The results of this trial were published in the Clinical Journal of the American Society of Nephrology (Bushinsky, et al., 2018).
TRCA-301 Phase 3 Clinical Trial
In 2018, we completed TRCA-301, a 217-subject, multicenter, randomized, double-blind, placebo-controlled Phase 3 trial. Subjects had Stage 3b or 4 CKD and serum bicarbonate levels between 12 and 20 mEq/L;190 were enrolled in Eastern Europe and 27 were enrolled in the United States. Subjects were randomized in a 4:3 ratio to receive once-daily, or QD, veverimer or placebo. Subjects in the active group initially received a QD dose of 6 grams of veverimer and blinded dose adjustments (3, 6, 9 grams of veverimer QD) were allowed during the trial to attempt to maintain serum bicarbonate in the normal range. Subjects were permitted to continue their existing oral alkali supplement during the trial, provided dosing remained stable. The protocols for placebo dosing and blinding used in this study were similar to those followed in TRCA-101.
The primary endpoint of the trial was an increase in serum bicarbonate level of at least 4 mEq/L or achieving a serum bicarbonate level in the normal range of 22 to 29 mEq/L, at the end of the 12-week treatment period. The secondary endpoint of the trial was the change from baseline in serum bicarbonate at the end of the 12-week treatment period. Both the primary and secondary endpoints were met with high significance (p < 0.0001): 59.2% of subjects in the veverimer-treated group, compared with 22.5% of subjects in the placebo group, had an increase in serum bicarbonate level of at least 4 mEq/L or achieved a serum bicarbonate level in the normal range of 22 to 29 mEq/L. The least squares, or LS, mean change from baseline to week 12 in serum bicarbonate was 4.42 mEq/L in the veverimer-treated group, compared with 1.78 mEq/L in the placebo group.
Veverimer was well tolerated and over 95% of subjects in each of the groups completed the trial. There were two deaths in the trial, and both of these occurred in the placebo group. The incidence of serious adverse events was low and balanced in the two treatment groups. The types of serious adverse events were consistent with those expected in the study population, and none of the serious adverse events were assessed to be related to treatment by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. The most common treatment-related adverse events were mild to moderate GI disorders, which occurred in 5.4% of subjects in the placebo group and 12.9% of veverimer-treated subjects. The treatment-related GI adverse events that occurred in more than one subject in the trial included diarrhea, flatulence, nausea and constipation. The only other treatment-related adverse event that occurred in more than one subject was paresthesia (1.1% of subjects in the placebo group and 0.8% of veverimer-treated subjects). There were no apparent effects of veverimer on serum parameters that would indicate off-target effects of veverimer. A high serum bicarbonate level, defined as greater than 30 mEq/L, was observed transiently in 2 subjects, or 0.9%. Discontinuation of veverimer per the protocol-defined dosing algorithm resulted in normalization of serum bicarbonate in these subjects.
TRCA-301E Extension Trial
In 2019, we completed TRCA-301E, a blinded, 40-week extension of the 12-week TRCA-301 trial. One hundred ninety-six subjects (196; 94.2%), (114 in the veverimer group and 82 in the placebo group) elected and were qualified to continue from the TRCA-301 trial into the extension trial. One hundred eleven (111; 97.4%) subjects in the veverimer group and 74 (90.2%) subjects in placebo group completed the overall one-year treatment period. In the TRCA-301E trial, 179 of the subjects were located in Eastern Europe and 17 were located in the United States.
The primary endpoint of the TRCA-301E trial was an assessment of the long-term safety profile of veverimer. In the veverimer group versus placebo, we observed similar rates of treatment-emergent adverse events (81.3% versus 80.2%), fewer serious adverse events (1.8% versus 4.9%), and fewer adverse events leading to discontinuation (0 versus 1.2%). In addition, in the veverimer group (versus placebo) there were fewer subjects who discontinued study treatment (2.6% versus 9.8%) and a comparable rate of GI adverse events (21.4% versus 25.9%). No serious adverse events were assessed to be related to study drug by the trial investigator, Medical Monitor or Drug Safety and Pharmacovigilance Team. The statistical analysis plan for the TRCA-301E trial also specified a safety analysis of the time to first occurrence of any event in the composite of death from any cause, renal replacement therapy or a ≥ 50% decline in eGFR, (taken together, DD50) over the combined 52-week treatment period. The time to DD50 was shorter in placebo versus veverimer-treated subjects (p = 0.0224).
The secondary endpoints of the TRCA-301E trial assessed the durability of the effect of veverimer on serum bicarbonate levels and on subjective and objective measures of physical function. All were met with statistical significance. In veverimer-treated subjects, the proportion of subjects achieving an increase of at least 4 mEq/L or normalization of serum bicarbonate was similar at Week 12 and Week 52 (61% and 63%, respectively). Similarly, the magnitude of the change in serum bicarbonate from baseline to Week 12 and to Week 52 were similar in veverimer-treated subjects (4.6 mEq/L and 4.7 mEq/L, respectively). However, rather than remaining stable, the corresponding values for the placebo group increased from Week 12 to Week 52 (22% and 38%; 1.8 mEq/L and 2.7 mEq/L, respectively). Measures of physical function were assessed through the self-reported responses to the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test. Improvement from baseline to end of treatment in the self-reported responses to the KDQOL Physical Functioning Survey was significantly greater in the veverimer group (11.4 points) compared to the placebo group (-0.7 points), with a between-group difference of 12.1 points in favor of veverimer (p<0.0001). The 11.4-point improvement in the veverimer group exceeded the 3- to 5-point change cited in the literature as the minimal clinically important difference for KDQOL subscales. Improvement from baseline to end of treatment in physical function using the Repeated Chair Stand Test was also significantly greater in the veverimer group (4.3 seconds faster) compared to the placebo group (1.4 seconds faster), with a between-group difference of 2.9 seconds in favor of veverimer (p<0.0001). The 4.3-second improvement in the time to complete the Repeated Chair Stand Test exceeded the 1.8-second improvement cited in the literature as the minimal clinically important difference for improvement in this measure of objective physical function.
Clinical Pharmacology Studies
Veverimer is not systemically absorbed; therefore, its potential for drug-drug interactions, or DDIs, is limited to those that occur in the GI tract (i.e., direct binding or indirect effects resulting from transient increases in gastric pH). We assessed the potential for DDIs with veverimer both in vitro and in vivo in healthy subjects.
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
Veverimer Nonclinical Studies
We have conducted in vivo and in vitro studies to assess the mechanism of action, pharmacology, pharmacokinetics, and toxicology of veverimer. In vitro and in vivo pharmacology studies demonstrated robust proton and chloride binding and retention by the veverimer polymer resulting in removal of HCI from the body. In vitro studies demonstrated that veverimer can selectively bind and retain chloride under conditions that mimic the pH, transit times, and ionic content of various compartments of the GI tract. The marked binding capacity and selectivity for chloride observed with veverimer in vitro translates into in vivo pharmacological effects. Removal of acid by veverimer results in a dose-dependent increase in mean serum bicarbonate, as observed in rats with adenine-induced nephropathy and low serum bicarbonate. A significant increase in fecal chloride relative to controls suggests that veverimer retained its functional integrity during transit through the rat GI tract. Safety pharmacology assessments of the central nervous, respiratory, cardiovascular, and GI systems did not identify any veverimer-related adverse effects at oral doses up to 4 g/kg (central nervous system, respiratory) and up to 2 g/kg (GI) in rats and at 2 g/kg (cardiovascular) in dogs. Lack of veverimer absorption from the GI tract was demonstrated in both rats and dogs administered a single oral dose of radiolabeled [14 C]-veverimer, consistent with the physicochemical properties of veverimer (insolubility in aqueous and organic solvents, particle size averaging 100 micrometers in diameter, and particle stability). Repeat-dose, GLP toxicology studies of up to 26 weeks duration in rats and 39 weeks duration in dogs demonstrated that veverimer has a very low order of toxicity and was well tolerated. There were no effects on male or female reproductive organs and local GI tolerance was good. The no observed adverse effect level, or NOAEL, in both the rat and dog in the chronic toxicity studies was the highest dose of 2 g/kg/day; this dose of veverimer is 13-fold higher than the highest proposed human dose of 9 g/day (0.15 g/kg/day based on a 60-kg patient). We also established that the polymer has no effect on the absorption of fat-soluble vitamins, such as A, D2, D3, and E. Reproductive toxicity studies indicate there are no adverse veverimer-related effects on maternal reproductive function. Upon a resubmission of our NDA for veverimer, we are prepared to discuss the embryofetal development and teratogenicity data with the FDA with respect to pregnancy label language. We do not expect these discussions to lead to any change in the pregnancy risk statement in the anticipated label due to the non-absorbed nature of veverimer. Veverimer was not mutagenic or clastogenic when evaluated in genotoxicity studies. Given the non-absorbed nature of veverimer, we were granted a waiver from FDA for fertility and early embryonic development (Segment I) and peri/postnatal development (Segment III) reproductive toxicity and carcinogenicity studies.
Veverimer Regulatory Pathway
Our regulatory goal is to obtain FDA approval of veverimer based on data from our VALOR-CKD trial that we believe will demonstrate veverimer's effect on slowing CKD progression through the treatment of metabolic acidosis in patients with metabolic acidosis and CKD.
We previously submitted our New Drug Application, or NDA, for veverimer through the Accelerated Approval Program in August 2019 based on data from our TRCA-301/TRCA-301E trial showing the treatment effect of veverimer on the surrogate marker of serum bicarbonate. In August 2020, we received a Complete Response Letter, or CRL, from the FDA. According to the CRL, the FDA sought additional data beyond the TRCA-301/TRCA-301E trial regarding the magnitude and durability of the treatment effect of veverimer on the surrogate marker of serum bicarbonate and expressed concern regarding whether the demonstrated effect size would be reasonably likely to predict clinical benefit. In addition, the CRL questioned the applicability of the treatment effect to the U.S. population and the practice of medicine in the United States. The FDA also expressed concern as to the reliability of the findings given that the findings for the TRCA-301/TRCA-301E trial were driven by a single, high-enrolling trial site located in Eastern Europe.
In December 2020, we submitted a Formal Dispute Resolution Request, or FDRR, requesting that the Office of New Drugs, or OND, find that the magnitude of serum bicarbonate change seen in the TRCA-301/TRCA-301E trial is reasonably likely to predict clinical benefit in the treatment of metabolic acidosis associated with CKD and that it can therefore serve as the basis for accelerated approval. In February 2021, the OND issued an Appeal Denied Letter, or ADL. The OND acknowledged that the TRCA-301/TRCA-301E trial met its serum bicarbonate endpoints with statistical significance, but concluded that the magnitude of these increases in serum bicarbonate levels were not of sufficient size or duration to establish that treatment with veverimer would be reasonably likely to provide a discernible reduction in CKD progression. In addition, the OND found that the intended confirmatory trial, VALOR-CKD, was underpowered to detect a 13% reduction in slowing of CKD progression. The OND also noted concerns around adequate blinding, the trial results being strongly influenced by a single site, and the majority of sites for the TRCA-301/TRCA-301E trial being in Eastern Europe, where differences in patient management, including concomitant medications and diet, might affect the treatment response to veverimer and raise a concern of the applicability to a U.S. patient population. Based on the CRL and ADL, we no longer believed it was practical to pursue approval for veverimer on the basis of serum bicarbonate data alone and we focused our attention on pursuing approval for veverimer based on outcomes data from the VALOR-CKD trial.
To satisfy the requirements for traditional approval we will be required to provide the FDA with sufficient data about clinical efficacy and safety to permit the FDA to evaluate the overall benefit-risk relationship of veverimer and to provide adequate information for the labeling of veverimer. In most cases, the FDA requires at least two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate. We believe that positive results on the primary endpoint of DD40 from the VALOR-CKD trial, as well as previously submitted data from our TRCA-301/TRCA-301E trial, may enable a resubmission of our NDA through the traditional approval pathway.

We intend to reengage with the FDA after we obtain results from the VALOR-CKD trial. At that time, we will discuss options for the potential resubmission of the NDA. The FDA’s acceptance of the VALOR-CKD data in support of traditional approval will depend on the robustness of the data as well as a number of other factors, including consistency of findings across countries and regions where the study is being conducted, the absolute number and proportion of patients from the U.S. or regions with “U.S.-like” patients, the applicability of the findings to the U.S. population and U.S. medical practice, consistency with FDA policies with respect to approval based on a single clinical trial and the adequacy of study closeout procedures with respect to providing sufficiently complete and interpretable data, reducing the risk of missing data required for key efficacy analyses, and maintaining the integrity of the trial. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
Our Ongoing VALOR-CKD Renal Outcomes Trial
The protocol for the VALOR-CKD trial was designed in collaboration with a Steering Committee of international key opinion leaders in the fields of chronic kidney disease progression and metabolic acidosis and with input from the FDA. It is a multicenter, randomized, double-blind, placebo-controlled trial of subjects with Stage 3b or 4 CKD (eGFR of 20 to 40 mL/min/1.73m2) and metabolic acidosis (serum bicarbonate levels of 12 to 20 mEq/L). The eligibility criteria for the VALOR-CKD trial are similar to those used in our TRCA-301 trial. Based on observations from the TRCA-301 trial, we strengthened the screening requirements in the VALOR-CKD trial to enable enrollment of subjects with confirmed metabolic acidosis at baseline. In the VALOR-CKD trial, subjects are treated with veverimer (3, 6 or 9 g QD) or placebo, with titration to attempt to maintain serum bicarbonate in the normal range (22 to 29 mEq/L). The protocols for placebo dosing and blinding used in this study were similar to those followed in TRCA-101.
VALOR-CKD Renal Outcomes Trial
The primary endpoint of the VALOR-CKD trial compares the time to first renal event, with a renal event defined as a confirmed ≥ 40% reduction in eGFR, ESRD, or renal death, in veverimer-treated subjects versus subjects in the placebo group. The VALOR-CKD trial also includes, as its first two secondary efficacy endpoints, evaluation of the effect of veverimer versus placebo after one year of treatment on patient-reported and objective measures of physical functioning, using the KDQOL Physical Functioning Survey and the Repeated Chair Stand test, respectively. To control family-wise error rate, statistical hypothesis testing for the primary and secondary endpoints will use a gatekeeper procedure. Only after the primary efficacy endpoint is statistically significant will the hierarchical testing of the secondary efficacy endpoints be performed. If the first secondary efficacy endpoint is statistically significant, the hypothesis test for the second secondary efficacy endpoint will be performed, and so on in sequence for each efficacy endpoint. Although not part of any efficacy endpoints, the VALOR-CKD trial will also provide information regarding the change from baseline in serum bicarbonate in veverimer and placebo-treated subjects. Additional analyses of data from the trial will include the effect of veverimer on other CKD progression measures, as well as mortality, hospitalization and cardiovascular outcomes. In addition, laboratory outcomes will measure bone density and muscle mass, as well as changes in serum bicarbonate levels.
The VALOR-CKD trial was designed to randomize approximately 1,600 subjects and end when the independent blinded Clinical Endpoint Adjudication Committee positively adjudicated 511 subjects with primary endpoint events, which was anticipated to occur in the first half of 2024. However, we now anticipate that we will terminate the VALOR-CKD trial pursuant to an administrative stop process provided in the current protocol. The exact timing of the administrative stop will be determined by our financial runway and will likely occur in the second quarter of 2022. As of March 28, 2022, the average duration of treatment in the VALOR-CKD trial was approximately 24 months and the trial had accrued 217 subjects with positively adjudicated primary endpoint events. Based on feedback from the FDA regarding our administrative stop, we halted enrollment of additional patients in the VALOR-CKD trial in the fourth quarter of 2021 to enable us to focus resources on maximizing the duration of follow-up in subjects who are currently enrolled in the trial. In total, 1480 subjects were randomized in the VALOR-CKD trial. Of these, 72% were enrolled at Eastern/Central European sites, 10% at U.S., Western European and Canadian sites, 9% at Latin American sites, and 9% at sites in the Asia-Pacific region. One site in the VALOR-CKD trial randomized 76 subjects, which is 5.1% of the total subjects randomized; no other site provided more than 5% of the total number of randomized subjects. The FDA’s acceptance of the VALOR-CKD data in support of an NDA resubmission, including its assessment of the magnitude and durability of the veverimer treatment effect across the various geographical regions where the study is conducted and the acceptability of the data from non-U.S. countries or regions which will comprise a substantial proportion of the data from the trial, will ultimately be a review issue.
Market Opportunity
We estimate that there are approximately 4.3 million patients in the United States afflicted with metabolic acidosis and CKD and that approximately 1.6 million of such patients are under the care of a physician. Our initial target market will be focused on the approximately 700,000 patients with metabolic acidosis and CKD that are under the care of a nephrologist. We have identified approximately 5,000 nephrologists who treat approximately 80% of these patients. Given the demographics of the CKD patient population, these nephrologists are geographically concentrated on the west coast, the northeast and the southeast of the United States.
We have conducted multiple surveys of practicing nephrologists designed to understand their knowledge of the link between treating metabolic acidosis and the slowing of CKD progression. In our most recent survey conducted in 2021, 86% of the 71 nephrologists surveyed indicated that they strongly agreed (58%) or agreed (28%) that metabolic acidosis is an independent and modifiable risk factor for CKD progression.
We have also conducted multiple surveys of practicing nephrologists to quantify the expected market for veverimer, if approved. In a survey of 71 nephrologists, conducted in 2021, 93% indicated that they would definitely or probably prescribe veverimer, based on a veverimer target product profile which included significantly reduced progression of CKD with a projected treatment effect that yielded an estimated hazard ratio of 0.73, as well as physical function and safety information from the results of our TRCA-301E clinical trial that were published in The Lancet in June 2019.
Beyond the nephrologist market, we believe that there is a significant market opportunity for veverimer by non-nephrologists, including primary care physicians, cardiologists and endocrinologists. We conducted a survey in 2021 of 91 non-nephrologist physicians to obtain their level of understanding of metabolic acidosis and its link to CKD progression and to quantify the expected market for veverimer, if approved, by non-nephrologist physicians. Approximately 70% of primary care physicians, 63% of cardiologists and 57% of endocrinologists strongly agreed or agreed that metabolic acidosis is an independent and modifiable risk factor for CKD progression. Moreover, 71% of non-nephrologist physicians indicated that they would definitely or probably prescribe veverimer, based on a veverimer target product profile which included a statistically significantly reduction in the progression of CKD with a projected treatment effect that yielded an estimated hazard ratio of 0.73, as well as improved physical function and safety data from our TRCA-301E clinical trial as published in The Lancet in June 2019.
We have also evaluated, through health and economic outcomes analyses, the potential savings to third-party payers and health benefits that could be derived through the treatment of patients with metabolic acidosis and CKD. In 2019, we completed a retrospective health economic study of pre-dialysis patients with Stage 3 to 5 CKD. The study evaluated renal outcome events and healthcare costs for 51,558 pre-dialysis patients with Stage 3 to 5 CKD derived from electronic health records, or EHRs, and corresponding medical claims from a national de-identified electronic medical record dataset over a 10-year period (2007 to 2017). The analysis included 17,350 patients with metabolic acidosis and CKD and 34,208 patients with normal serum bicarbonate and CKD. The results of the study showed the following health impacts of metabolic acidosis over a 2-year period:
•3 times higher likelihood of death: 30.9% of patients with metabolic acidosis and CKD at baseline died versus 10% of patients with CKD with normal serum bicarbonate at baseline; and
•3.6 times higher likelihood of progressing to renal replacement therapy, or RRT, defined as the initiation of dialysis or kidney transplantation: 19.5% of patients with metabolic acidosis and CKD at baseline progressed to RRT versus 5.5% of patients with CKD with normal serum bicarbonate at baseline.
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

In a subsequent analysis of 136,067 pre-dialysis patients with Stage 3 to 5 CKD derived from electronic health records, or EHRs, and corresponding medical claims from a national de-identified electronic medical record dataset over a 12-year period (2007 to 2019), we evaluated the decline in eGFR from baseline of ≥ 40%. This evaluation included 7,874 patients with metabolic acidosis and CKD and 128,193 patients with normal serum bicarbonate and CKD. The results of the study showed the following health impacts of metabolic acidosis over a 2-year period:
•1.2 times higher likelihood to progress by 1 or more CKD stages: 67% of patients with metabolic acidosis and CKD at baseline progressed 1 or more stages of CKD versus 55% of patients with CKD with normal serum bicarbonate at baseline.
•1.9 times higher likelihood to experience a ≥ 40% decline in eGFR from baseline: 38% of patients with metabolic acidosis and CKD at baseline experienced a ≥ 40% decline in eGFR versus 20% of patients with CKD with normal serum bicarbonate at baseline.
Due to the absence of an FDA-approved product for chronic metabolic acidosis, we cannot model a treated versus untreated population for these health economic studies. As such, we relied on evaluating similar patient populations, contrasting those with metabolic acidosis and those with a normal serum bicarbonate level.
Additionally, we have conducted multiple surveys of third-party payers representing healthcare coverage for over 200 million U.S. lives. Based on our surveys, as the first and only potential FDA-approved therapy for the slowing of kidney disease progression through the treatment of chronic metabolic acidosis in patients with metabolic acidosis and CKD, we believe the majority of third-party payers will provide coverage for veverimer, which may be subject to prior authorization and/or other forms of utilization management. We also plan to offer veverimer through both retail and specialty-pharmacy providers to help ensure appropriate physician support and patient access to therapy. In addition, we have evaluated the healthcare insurance coverage mix of our target patient population and we estimate that the majority of these patients will have healthcare insurance coverage through 1) Medicaid programs, Medicare with low-income subsidy programs or Veterans Administration/Department of Defense programs which typically cover prescriptions with a low co-pay obligation for patients or 2) a commercial healthcare insurance plan where we typically can provide co-pay assistance to patients.
Given the high unmet need for an FDA-approved chronic treatment for slowing CKD progression in patients with metabolic acidosis and CKD, the broad understanding among nephrologists that treatment of metabolic acidosis can slow CKD progression, the favorable response from nephrologists to veverimer’s target product profile, the potential health and economic benefits from treating metabolic acidosis, and our survey results which suggest that health insurers are open to providing coverage for veverimer, we believe that there is a significant opportunity for veverimer in the United States, if approved, as the first and only FDA-approved therapy for the slowing of CKD progression through the treatment of chronic metabolic acidosis in patients with metabolic acidosis and CKD.
In addition, based on the prevalence of metabolic acidosis in patients with CKD, we believe there is a significant market opportunity for veverimer outside the United States, if approved. We intend to seek one or more partners with international sales expertise who can obtain regulatory approval and sell veverimer in target markets. We anticipate that, in certain markets, additional clinical trials of veverimer may be required to obtain regulatory approval and/or ensure market access.
Our assessment to date of the market opportunity for veverimer has been based on the pathophysiology of metabolic acidosis, the results from our TRCA-301 and TRCA-301E trials and retrospective analyses of the potential health and economic implications of metabolic acidosis. When we obtain data from our VALOR-CKD trial, we intend to continue our assessment of the market opportunity for veverimer based on results from the VALOR-CKD trial.
Commercial Strategy and Plan
The primary target market for a commercial launch of veverimer, if approved, would be the subset of 5,000 nephrologists in the United States who care for approximately 80% of the 700,000 patients with metabolic acidosis and CKD seen by nephrologists. We also believe, however, that there is a broader commercial opportunity for veverimer, if approved, with non-nephrologists that treat a high concentration of patients with CKD, including PCPs, endocrinologists and cardiologists. Reaching the primary target market could be achieved by using a nephrologist-focused sales force. For the broader commercial opportunity, we could seek to commercialize veverimer in the United States with one or more partners. We intend to fully assess our commercial opportunity for veverimer following the evaluation of the clinical trial results of our VALOR-CKD trial.

Our efforts to date have been focused on a disease awareness campaign designed to communicate information about the pathophysiology of metabolic acidosis and the deleterious effects of chronic untreated metabolic acidosis, including its link to accelerated CKD progression and its potential impact on how patients feel and function. We have also sponsored, authored or co-authored disease-related publications and sponsored continuing medical education, or CME, courses.
We also previously engaged with third-party payers to seek favorable coverage for veverimer, if approved. Third-party payers have indicated their perception of the likelihood of veverimer coverage is influenced by the following potential attributes of veverimer: first and only FDA-approved treatment, disease modifying, safe and efficacious and significant direct healthcare cost savings. When we obtain data from our VALOR-CKD trial, we will engage with third-party payers to re-assess the ability to obtain favorable coverage for veverimer, if approved.
Prior to the potential approval of veverimer, we anticipate facilitating medical disease state and medical-to-medical interactions, in the form Continuing Medical Education, or CME, peer to peer medical education, disease education and other educational initiatives regarding the general pathophysiology of metabolic acidosis and CKD. A number of peer-reviewed publications will also support our educational efforts at appropriate forums. We have authored or co-authored 26 peer-reviewed publications and sponsored 30 scientific meeting presentations on topics including:
•Mechanisms underlying metabolic acidosis-induced kidney damage in CKD;
•A compilation of the clinical evidence that treatment of metabolic acidosis slows CKD progression;
•A meta-analysis of the effects of treatment of metabolic acidosis in CKD;
•Health economics and clinical outcomes research related to metabolic acidosis, including retrospective cohort studies on the association of metabolic acidosis with CKD progression and mortality and cardiovascular disease in large U.S. community-based cohorts;
•A critical assessment of the data related to clinical effects of sodium from sodium chloride versus sodium bicarbonate in patients with CKD-induced metabolic acidosis;
•The results of our TRCA-101, TRCA-301 and TRCA-301E trials;
•The results of subgroup analyses of TRCA-301E in patients with diabetes and heart failure as well as in older patients with metabolic acidosis and CKD.
•The mechanism of action of veverimer; and
•The results of drug-drug interaction studies of veverimer.
Manufacturing
Veverimer drug substance is a room-temperature stable, free flowing powder, composed of low-swelling, polymeric beads, approximately 100 micrometers in diameter. As a non-absorbed polymeric drug, veverimer is designed to be insoluble in water and organic solvents, and is characterized by its desired function, including high HCI binding capacity and selectivity, and physical properties, such as minimal swelling. Characterization of the isolated intermediate and careful control of each process step define the structure of the polymer. Because the process to manufacture veverimer fundamentally defines the key polymer attributes for safety and efficacy, the process has been carefully monitored and optimized during scale-up.
Veverimer is manufactured using a two-step process. This two-step approach enables, in step one, the preparation of a crosslinked polymer having a high binding capacity, and in step two, further crosslinking for low swelling and selectivity for HCI binding.
The resulting veverimer drug substance is converted into drug product by filling it into packets without the addition of excipients. Veverimer drug product is stored at room temperature. The ongoing registration stability studies demonstrate that veverimer is stable at room temperature for at least 36 months, and we anticipate the stability data will enable us to indicate on our label, if approved, that veverimer is stable at room temperature for up to 24 months.
We contract with third-party service providers to manufacture veverimer drug substance and veverimer drug product and to perform analytical testing services. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We developed the process to manufacture veverimer drug substance in-house and have successfully transferred it to three manufacturers. We believe that there are a limited number of experienced contract manufacturers in the world capable of manufacturing a polymeric drug substance such as veverimer. We currently rely on Patheon Austria GmbH & Co KG, or Patheon, a subsidiary of Thermo Fisher Scientific, Inc., as our sole supplier for drug substance manufacturing and we have used two suppliers for drug product manufacturing. We entered into a multi-year Manufacturing and Commercial Supply Agreement with Patheon in October 2019. Patheon has agreed to manufacture and supply us with veverimer to support our initial commercialization efforts and clinical needs. We intend to initially commercialize with a single supplier for drug substance and a single supplier for drug product. Our business plan assumes that we will establish a regionally diverse and volume-appropriate portfolio of third-party manufacturers to reduce our dependency on single suppliers or sites for drug substance and drug product in the future. We plan to continue to rely upon contract manufacturers and suppliers of raw materials for the commercial manufacture of veverimer if it is approved by regulatory authorities.
We have validated the veverimer drug substance manufacturing process at Patheon to produce veverimer in a batch size of approximately 700 kg. The process to manufacture drug product has also been validated. In addition, we have manufactured sufficient amounts of drug substance to support our ongoing VALOR-CKD trial through the conclusion of the trial, as well as the initial anticipated commercial launch demand for veverimer, if approved. However, at this time, further increases in our drug substance manufacturing capacity will be required to meet our future anticipated commercial demand for veverimer, if approved.
Polymeric-based drugs like veverimer generally require large quantities of drug substance, as compared to small molecule drugs. Accordingly, we will require larger scale and/or multiple manufacturers of, or multiple sites for, drug substance and drug product in order to manufacture sufficient quantities of veverimer to meet our anticipated market demand. We believe that our current production process can be optimized to meet our anticipated commercial needs without introducing changes to key veverimer properties, including binding capacity, selectivity for HCI and non-absorption. We use acid binding, competitive anion binding and particle size measurement assays to confirm these properties. We plan to continue manufacturing process development to increase annual manufacturing capacity and reduce manufacturing costs by increasing scale, decreasing processing time, and improving process controls. Additionally, we plan to continue working to secure a second drug substance manufacturer to meet forecasted commercial demand for veverimer, if approved.
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

Our patent portfolio, which is solely owned by us, includes 229 patents issued through March 21, 2022 in 52 different countries, including three issued U.S. composition of matter patents (U.S. Patent Nos. 9,205,107 B2, 9,925,214 B2 and 10,934,380 B1), five issued U.S. method of treatment patents (U.S. Patent Nos. 9,993,500 B2, 10,391,118 B2, 10,363,268 B2,10,369,169 B1 and 11,266,684 B2), one issued U.S. method of manufacture patent (U.S. Patent No. 11,197,887 B2), two issued Australian medical use patents (AU 2014274817 B2 and 2019275584 B1), an issued Australian composition of matter patent (AU 2019219800 B1), one issued Australian method of manufacture patent (2015360413 B1), two issued European medical use patents (EP3 003 327 B1 and EP 3 578 185 B1), two issued European composition of matter patents (EP 3 287 133 B1 and EP 3 593 808 B1), an issued European method of manufacture patent (EP 3 229 816 B1), an issued Chinese composition of matter patent (ZL 2014 8 0032395.1), an issued Chinese method of manufacture patent (ZL 2015 8 0075741.9) an issued Mexican composition of matter patent (382077), an issued Mexican medical use patent (MX 364785 B), an issued Mexican method of manufacture patent (377154), issued Hong Kong medical use (HK 1223288 A1 and HK 40014989 A1), composition (HK 1222120 A1, HK 1251151 A1 and HK 40011585 A1) and method of manufacture (HK 1243952 A1) patents, an issued Israeli composition patent (271932), an issued Israeli medical use patent (IL 242758), an issued Israeli method of manufacture patent (252439), an issued Russian use (Swiss-type) and composition patent (RU 2728778), an issued Russian method of manufacture patent (RU 2713416), and issued Japanese medical use (JP 6,453,860 B2), composition of matter (JP 6759316 B2 and JP6921276 B2) and method of manufacture (JP6903576 B2) patents. Each of these issued patents is expected to expire in 2034 (with the exception of EP 3 229 816 B1, EP 3 593 808 B1, AU 2015360413 B1, CN ZL 2015 8 0075741.9, HK 1243952, HK 40011585, IL 252439, JP 6903576, JP 6921276, MX 377154, MX 382077 and RU 2713416, which are expected to expire in 2035 and U.S. Patent No. 10,934,380 B1, which is expected to expire in 2038), excluding any additional term resulting from patent term extension if the appropriate maintenance fees are paid.
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
Research and Development
We are conducting development activities to support our NDA for veverimer and manufacturing of commercial supply of veverimer. We incurred $115.4 million and $148.4 million of research and development expenses for the years ended December 31, 2021 and 2020, respectively.
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
We are aware of FDA-approved therapies for slowing CKD progression, including sodium-glucose co-transporter-2 inhibitors, or SGLT2i, renin-angiotensin-aldosterone system inhibitors, or RAASi, mineralocorticoid receptor antagonists, or MRAs; however, there are no therapies approved by the FDA for slowing CKD progression through the chronic treatment of metabolic acidosis. We believe that the specific need to treat metabolic acidosis would preclude direct competition of these agents with veverimer.
For many nephrologists, first-line management of metabolic acidosis in patients with CKD is to recommend dietary changes to mitigate acid retention. And while kidney disease treatment guidelines recommend management of metabolic acidosis when serum bicarbonate levels fall below 22 mEq/L, retrospective analyses show that 3% to 15% of patients with metabolic acidosis and CKD use oral alkali supplementation, such as sodium bicarbonate. These supplements have not been approved by the FDA for the treatment of chronic metabolic acidosis.
We are aware that AstraZeneca is conducting a clinical trial to explore the use of sodium zirconium cyclosilicate in patients with hyperkalemia and metabolic acidosis associated with chronic kidney disease. Because hyperkalemia is typically an acute condition that is not chronically treated, we do not believe that the use of an agent that reduces potassium levels episodically would create a serious competitive threat to a product that slows CKD progression through the treatment of chronic metabolic acidosis.
There are FDA-approved generic intravenous sodium bicarbonate solutions for the treatment of acute metabolic acidosis which may occur in severe renal disease, uncontrolled diabetes, and certain other disorders accompanied by a significant loss of bicarbonate; however, those therapies are used for short-term, hospital-based treatments and are not used in clinical practice to treat chronic metabolic acidosis.
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
During the development of a new product candidate, sponsors are given opportunities to seek consultation from the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may also be requested. These interactions can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide feedback on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new product candidate.
Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf life. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to annual prescription drug program fees. These fees are typically increased annually.
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
After the FDA evaluates the NDA and manufacturing facilities, it issues either an approval letter or complete response letter, or CRL. A CRL generally describes the specific deficiencies in the application identified by the FDA and may require substantial additional testing, or information, in order for FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. When FDA issues a CRL, it must also provide the applicant with an opportunity to meet with the reviewing officials and discuss what further steps need to be taken by the applicant before the application can be approved. This meeting is known as the end-of-review conference. If a CRL is issued, the applicant has 12 months to select and implement one of the three following options: resubmit the NDA, addressing the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing on the question of whether there are grounds for denying approval of the NDA. The applicant’s failure to take any of these actions within the 12 months may be considered by the FDA to be a request by the applicant to withdraw the application. FDA will grant any reasonable request for an extension of time to resubmit the application. An applicant may also decide to submit a Formal Dispute Resolution Request, or FDRR, during this time.
The FDRR process offers sponsors, which includes NDA applicants, a mechanism for appealing scientific and/or medical disputes that cannot be resolved with the FDA. A CRL is a regulatory action that the FDA considers appropriate for formal dispute resolution. An FDRR must include information adequate to explain the nature of the scientific and/or medical dispute and to allow the deciding official to determine the necessary steps needed to resolve the matter quickly and efficiently. Because internal Agency review of a decision that has been appealed by a sponsor must be based on the same information as was relied on to make the original decision, the FDA has said in guidance that no new information should be submitted as part of an FDRR. The FDRR process begins with a request for reconsideration from the original deciding official, which is generally made as part of the end-of-review conference. Once reconsideration has been denied, the sponsor can escalate its appeal to the next higher management level in the FDA’s chain of command. An applicant can try to skip a level of review if the deciding official was involved in the CRL decision. FDA has 30 days to respond to an FDRR, and any subsequent appeal up the chain starts a new 30-day clock. The clock can be restarted by various actions by the Agency, e.g., grant of the applicant’s meeting request, issuance of an interim response, or request for clarifying information.
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
Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the reference listed drug and has been shown to be bioequivalent to the reference listed drug. Other than the requirement for bioequivalence testing, ANDA applicants generally do not need to include preclinical or clinical data to demonstrate the safety or effectiveness of their drug product. Instead, ANDA applicants may rely on the preclinical and clinical testing previously conducted for the reference listed drug. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the reference listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

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
Patent Term Restoration
After approval, owners of relevant drug patents may apply for up to a five-year patent extension under the Hatch- Waxman Act. The allowable patent term extension is calculated as half of the product’s testing phase-the time between IND and NDA submission-and all of the review phase-the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years and only one patent may have a patent term extension.
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
Market Exclusivity
Market exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications. The FFDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A product candidate is a new chemical entity if the FDA has not previously approved any other new product candidate containing the same active moiety, which is the molecule or ion responsible for the action of the product candidate substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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
Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA (discussed below).
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
We expect that veverimer, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, veverimer may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price. There are penalties for failing to provide timely and accurate price reporting to the government, and the Right Rebate Act imposes additional penalties for knowingly misclassifying a covered outpatient drug under the Medicaid Drug Rebate Program.
Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to "Covered Recipients", or to entities or individuals at the request of, or designated on behalf of, Covered Recipients and to report annually certain ownership and investment interests held by physicians and their immediate family members. The term Covered Recipients currently includes U.S.-licensed-physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products can only be effectively marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost effectiveness of a particular product candidate to currently available therapies. Other Member States may allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross- border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
•requirements to report certain financial arrangements with physicians and teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives;
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
While the Biden Administration has recently signaled its intent to pursue policies strengthening the PPACA, there have been legal and judicial, Congressional, and political challenges to certain aspects of the PPACA. Though Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Although two courts have ruled that this repeal renders the individual mandate unconstitutional, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the law. Additionally, on December 20, 2019, President Trump signed appropriations legislation for fiscal year 2020 that repealed the so called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain third-party providers based on market share, for calendar years beginning after December 31, 2020; and the medical device excise tax on nonexempt medical devices, for sales after December 31, 2019. In the future, there may be additional challenges and amendments to the PPACA. It remains to be seen precisely what new legislation will provide, when it will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare, including the cost of pharmaceutical products.
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
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, as amended, requires automatic reductions in Medicare payments for all items and services, including prescription drugs, of up to 2.0% per fiscal year. This sequestration took effect beginning on April 1, 2013 and will remain in effect through 2031 unless additional Congressional action is taken, with the exception of a temporary suspension by Congress for the period from May 1, 2020 through March 31, 2021 in response to the coronavirus pandemic. Moreover, the Bipartisan Budget Act of 2018 among other things, amended the PPACA, effective January 1, 2019, to increase from 50.0% to 70.0% the point-of-sale discount to eligible beneficiaries during their coverage gap period that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
Additionally, there has been increasing legislative, administrative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation and regulations designed to, among other things, lower drug pricing, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer-sponsored patient support programs, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor and the Treasury. Additionally, in December 2020, CMS issued a final regulation amending the Medicaid Drug Rebate Program. The rule implements changes to align existing regulations with statutory amendments enacted pursuant to the PPACA, and includes provisions affecting price reporting related to manufacturer-sponsored patient assistance programs subject to PBM accumulator programs, certain value-based purchasing arrangements, line extensions, and authorized generics. Moreover, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation.
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
Even if a product obtains FDA marketing approval, most foreign jurisdiction require that the investigational product undergo national requirements related to clinical trials and authorization processes, similar to those in the United States. With respect to clinical trials, certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the European Union, or the E.U., the Clinical Trials Regulation applied since January 31, 2022, replacing and repealing the Clinical Trials Directive. The Regulation requires, for example, that before starting a clinical trial, a valid request for authorization must be submitted by the sponsor via the E.U. Clinical Trials Information System, or CTIS. Where the clinical trial takes place in several E.U. Member States, the application content and assessment are divided into two parts. Part I is assessed centrally by a reporting E.U. Member State and contains scientific and medicinal product documentation, the reporting Member State’s assessment is shared with the other concerned Member States. Part II is assessed by each concerned E.U. Member States and contains the national and patient-level documentation. A clinical trial can only start in an E.U. Member State once it has been authorized (potentially with conditions) by the concerned E.U. Member State via the CTIS. Under the Clinical Trials Regulation, national regulators in the E.U./EEA Member States must use CTIS to carry out their legal responsibilities in evaluating and overseeing clinical trials from January 31, 2022. During the transitional periods, the following applies: (a) until January 30, 2023, clinical trial sponsors may use CTIS to apply to run a clinical trial under the Clinical Trials Regulation or may choose to apply to run a trial under the Clinical Trials Directive; (b) from January 31, 2023, clinical trial sponsors will need to use CTIS to apply to start a new clinical trial in the E.U./EEA; and (c) from January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must have recorded information on them in CTIS. Separately, the sponsor must obtain a positive opinion from the relevant, independent Ethics Committee(s). Failure to comply with applicable E.U. requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the E.U. (or the data to be used to support a marketing authorization application in the E.U.) must be conducted in accordance with applicable laws, GCP and GMP rules, International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines and be consistent with ethical principles. Competent authorities of E.U. Member States regularly conduct GCP inspections to verify the sponsor’s compliance with applicable rules.
The sponsor is required to record all adverse events which are reported to it by investigators and submit, upon request, such records to the E.U. Member State in which the clinical trial is being conducted. The sponsor is also required, inter alia, to record and report electronically information about suspected unexpected serious adverse reactions as soon as possible, and report yearly on all suspected serious adverse reactions having occurred over the past year and to report on the subjects' safety. Suspected unexpected serious adverse reactions may also be required to be reported to the relevant Ethics Committee(s).
The authorization of a clinical trial may be suspended or revoked by E.U. Member States in their respective territory if the conditions in the request for an authorization are no longer met, or if an E.U. Member State has information raising doubts about the safety or scientific validity of the clinical trial. If safety concerns related to our trials are identified, or if we or our potential collaborators fail to comply with applicable E.U. regulatory requirements, our trials may be suspended or authorizations withdrawn. Various penalties exist in E.U. Member States for non-compliance with the clinical trial rules and related requirements, for example with respect to data protection and privacy. If we or our potential collaborators fail to comply with applicable E.U. regulatory requirements, we may also be subject to damage compensation and civil and criminal liability.
Requirements to conduct a clinical trial in the United Kingdom are similar. Specifically, sponsors of clinical trials taking place in the United Kingdom must obtain authorization. The clinical trial must be registered in a public database (e.g., ISRCTN registry or ClinicalTrials.gov) and the sponsor must obtain a favorable opinion from a U.K. ethics committee. The United Kingdom recognizes ethics and regulatory approvals for clinical trials that were granted through the EU processes before December 31, 2020, but any trial commencing after January 1, 2021 must obtain U.K. authorization. Non-compliance with applicable requirements may equally result in the clinical trial authorization being suspended or revoked, and sponsor may be subject to civil and criminal liability.
As in the United States, no medicinal product may be placed on the E.U. and U.K. markets unless a marketing authorization has been issued. In the United Kingdom, the Medicines and Healthcare products Regulatory Agency, or

MHRA, assesses the safety, quality and efficacy of medicinal products based on applications for marketing authorizations and grants an authorization if the risk-benefit balance is considered favorable. In the E.U., medicinal products may be authorized in different ways, depending on certain criteria: the national authorization procedure (i.e., via the E.U. Member States’ national authorization procedure, which later allows for application via the mutual-recognition procedure), the centralized authorization procedure (i.e., at E.U. level), or the decentralized authorization procedure (i.e., authorization of a product that is not yet authorized in the E.U., which can simultaneously be authorized in several E.U. Member States). Products submitted for approval via the national procedure must follow the national authorization procedures. Products submitted for approval via the centralized procedure (compulsory for certain products and indications; e.g., human medicines containing a new active substance to treat HIV or AIDS, advanced-therapy medicines, and orphan medicines, and optional for certain other products and indications) are assessed by the Committee for Medicinal Products for Human Use, or CHMP, a committee within the European Medicines Agency, or EMA. The CHMP assesses, inter alia, whether a medicine meets the necessary quality, safety and efficacy requirements and whether it has a positive risk-benefit balance. Products submitted for approval via the decentralized procedure, as for the mutual-recognition procedure, must first undergo an assessment performed by one Member State, or reference Member State, which another Member State may approve.
Various penalties and sanctions exist in different E.U. Member States for non-compliance with the E.U. marketing authorization procedure. In addition, for centrally authorized products the European Commission may also impose financial penalties on the holders of marketing authorizations if they fail to comply with certain obligations in connection with the authorizations as well as pharmacovigilance rules (a fine up to 5% of the marketing authorization holder’s turnover in the E.U. in the preceding business year for an infringement; daily penalty payments up to 2.5 % of the marketing authorization holder’s average daily turnover in the E.U. in the preceding business year, pending cessation of an infringement; and a fine up to 0.5% of the marketing authorization holder’s turnover in the E.U. in the preceding business year for e.g., failure to cooperate or supply of misleading information to authorities). If we or our potential collaborators fail to comply with applicable E.U. or other foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Similar rules apply in the U.K.
As described above, coverage and reimbursement status of veverimer, if approved, are provided for by the national laws of the E.U. Member States. The requirements may differ significantly across the E.U. Member States. In the E.U., pricing and reimbursement schemes vary widely from member state to member state. Some countries provide that products can only be effectively marketed after a reimbursement price has been agreed. Some countries may require the completion of additional studies in order to compare the cost-effectiveness of a particular drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. E.U. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States may allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the E.U. have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the E.U. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
In December 2021, Regulation (E.U.) 2021/2282 on HTA, or HTA Regulation, was adopted. The HTA Regulation will apply from January 12, 2025. It practically replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the E.U., and it will help E.U. countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems. Also, at E.U. Member State level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals, or HCPs.
We are subject to European data protection laws, including the E.U. General Data Protection Regulation 2016/679, or E.U. GDPR (as implemented by E.U. Member States). The E.U. GDPR which came into effect on May 25, 2018, establishes requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). The E.U. GDPR increases our responsibility and liability in relation to personal data that we process, and additional mechanisms put in place to address compliance with the E.U. GDPR must be kept under review as the legislative and regulatory landscape for data protection in the E.U. continues to evolve.
Further, following the end of the Brexit Transition Period (on December 31, 2020) the E.U. GDPR has been implemented in the U.K. (as the U.K. GDPR)—non-compliance with which may lead to similar compliance and operational costs as the E.U. GDPR with potential fines of up to £17 million or 4% of global turnover. The U.K. GDPR sits alongside the U.K. Data Protection Act 2018 which implements certain derogations in the E.U. GDPR into U.K. law.
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
Human Capital Resources
As of December 31, 2021, we had 57 full-time employees. Of our total workforce, 32 employees are engaged in research and development, regulatory affairs, clinical operations, and technical operations, and 25 employees are engaged in general and administrative functions. We maintain good relationships and retain our employees through our competitive equity, cash compensation and benefits programs which are designed to attract, retain, and motivate our employees. Our employees are not represented by labor unions or covered by collective bargaining agreements.
We compete in the highly competitive biotechnology and pharmaceuticals industries. Attracting, retaining and developing skilled and experienced employees in research and development, regulatory affairs, clinical operations, technical operations, and other positions is crucial to our ability to compete effectively. Our human capital resources objectives include, attracting, retaining, motivating, developing and integrating our highly skilled and qualified new and existing employees. In addition to base compensation, our benefits program includes annual and merit bonuses, stock awards, an Employee Stock Purchase Plan, 401(k), healthcare and insurance benefits, health savings and flexible spending accounts, family leave and flexible work schedules, among many others. Additionally, in managing our human capital resources, we invest in our employees’ personal and professional growth, including, employee wellness, engagement, development, and training.
In response to the COVID-19 pandemic, we focused our health and safety efforts on protecting our employees and their families. These changes include having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work, COVID-19-specific medical benefits, enhanced cleaning procedures at our offices, providing personal protective equipment, instituting mandatory screening before accessing buildings and modified work schedules as needed.
Our Code of Business Conduct and Ethics ensures that our conduct of business is consistent with high standards of business ethics. Our Code of Business Conduct and Ethics serves as an essential guide to help employees recognize and report unethical conduct, while preserving our culture of excellence. Our Board of Directors, management and employees are provided with training regarding our Code of Business Conduct and Ethics.
Corporate Information
We were incorporated under the laws of the state of Delaware on May 22, 2013 and were granted certification of qualification in the state of California on August 5, 2013. Our principal offices are located at 7000 Shoreline Court, Suite 201, South San Francisco, California. Our telephone number is (415) 429-7800. Our website address is tricida.com. The information in, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site that contains, reports, proxy and information statements and other information regarding our filings at sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

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
Summary of Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider all of the risks discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K, not just those discussed under this “Summary of Risk Factors” before making a decision to invest in our securities. The following is a list of some of these risks:
•We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one investigational drug candidate, veverimer (also known as TRC101), which is still in clinical trials and has no commercial sales. The failure of our renal outcomes trial, VALOR-CKD (also known as TRCA-303), to achieve its primary endpoint, the insufficiency of data from VALOR-CKD to support resubmission of the NDA and/or denial of regulatory approval for veverimer could mean that we need to cease operations altogether.
•We are dependent on the success of veverimer and, if we are unable to complete the VALOR-CKD trial, obtain regulatory approval and commercialize veverimer, our business will be materially harmed.
•We anticipate that we will terminate our VALOR-CKD trial pursuant to an administrative stop process provided in the current protocol in the second quarter of 2022. The exact timing of the administrative stop will be determined by our financial runway. Stopping the VALOR-CKD trial early increases the risk that the trial will not achieve its primary endpoint. For the VALOR-CKD trial to be successful when stopped in 2022 as now planned, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. If the VALOR-CKD trial does not achieve its primary endpoint, we may need to cease business operations altogether.
•Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA. Whether the FDA will find that the data from the VALOR-CKD trial is sufficient to support traditional or accelerated approval will depend on a number of factors.
•The regulatory approval process is highly uncertain, and we may not obtain approval of our NDA through either the traditional approval process or the Accelerated Approval Program as required for the commercialization of veverimer. We could be required to conduct additional nonclinical and clinical studies and trials beyond the VALOR-CKD trial which we do not currently have sufficient resources to pursue.
•A continued delay in obtaining approval could further delay commercialization of veverimer and adversely impact our ability to generate revenue, our business and our results of operations. The denial of regulatory approval for veverimer could mean that we need to cease operations altogether.
•Together with our limited operating history and our requirements for substantial additional financing to achieve our goals, it is difficult to assess our future viability. We require substantial additional financing to achieve our goals, including the possible resubmission of the NDA for veverimer and commercialization of veverimer, if approved. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, commercialization efforts of veverimer, or further reduce or cease our operations altogether. Our current debt obligations expose us to risks that could adversely affect our business, operating results, overall financial condition and may result in further dilution to our stockholders.

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
•An epidemic or pandemic disease outbreak, including the COVID-19 outbreak, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters could disrupt our business operations, including the conduct and results of our ongoing clinical trial, VALOR-CKD, as well as the business or operations of our third-party manufacturers and testing laboratories, our CROs, clinical data management organizations, medical institutions and clinical investigators, the FDA or other regulatory authorities, or other third parties with whom we conduct business, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
•If we fail to attract and keep senior management and other key personnel, we may be unable to successfully develop veverimer, conduct our clinical trials and commercialize veverimer, if approved.
•Our stock price may be volatile and fluctuate substantially and you may not be able to resell shares of our common stock at or above the price you paid.
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have only one investigational drug candidate, veverimer (also known as TRC101), which is still in clinical trials and has no commercial sales. Our future viability is dependent on the data obtained from the VALOR-CKD trial. If that trial does not achieve its primary endpoint or if data from that trial is not sufficient to support NDA resubmission and/or approval, we may need to cease business operations. Together with our limited operating history, the uncertainty associated with the clinical development and the regulatory approval processes make it difficult to assess our future viability.
We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis in patients with chronic kidney disease, or CKD. We have only a limited operating history upon which you can evaluate our business and prospects. Our net losses were $176.6 million and $264.8 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $810.4 million. Pharmaceutical product development is a highly speculative undertaking, entails substantial upfront capital expenditures and involves a substantial degree of risk, including the risk that a potential drug candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have focused principally on developing our investigational drug candidate, veverimer. We have no products approved for commercial sale and have not generated any revenue from product sales or other arrangements to date and neither will we for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for, veverimer, prepare for potential commercialization of veverimer and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.
If veverimer is not successfully developed or commercialized because of a lack of capital or otherwise, including because the VALOR-CKD trial does not achieve its primary endpoint or data from that trial is not sufficient to support NDA resubmission and/or approval, our ability to raise additional capital will be severely impacted and we may need to cease operations altogether. If we do not generate enough revenue following marketing approval, we will not achieve profitability and our business may fail. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
We will require substantial additional financing to achieve our goals, including the possible resubmission of the NDA for veverimer and commercialization of veverimer, if approved. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, other operations or commercialization efforts of veverimer, or to cease operations altogether.
We are currently advancing veverimer through clinical development. As of December 31, 2021, we had working capital of $116.1 million and cash, cash equivalents and investments of $150.6 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with termination of the VALOR-CKD trial, obtaining data from that trial and resubmission of the NDA for veverimer. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our cash, cash equivalents and investments of $150.6 million as of December 31, 2021, will allow us to continue funding our operations through the first quarter of 2023. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements and our ability to raise additional capital will depend on many factors, including, but not limited to:
•the ability of the VALOR-CKD trial to achieve its primary endpoint and for data from that trial to be sufficient to support NDA resubmission and/or approval;
•the time and cost necessary to obtain regulatory approvals for veverimer and any future drug candidates that we develop, in-license or acquire;
•our ability to obtain approval for veverimer through the traditional approval process or the Accelerated Approval Program;

•the costs associated with the delays in regulatory approval and resubmission of our NDA, and any increased costs associated with raising capital in light of such delays;
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
•the potential impact of epidemics and pandemics, including COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters on the health care system, financial markets and economy generally and on our business in particular, including the potential impact on retention of patients in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our VALOR-CKD trial;
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
We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Although we have been successful in obtaining financing through the issuance of our equity securities and debt financing, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development of veverimer, resubmission of the NDA for veverimer and commercialization, if approved, and other business activities, we could be forced to significantly delay, scale back or abandon or terminate one or more clinical development programs or commercialization efforts and curtail or cease our operations. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.
Risks Related to Our Business
We are dependent on the success of veverimer, our only investigational drug candidate. If we are unable to conduct a successful VALOR-CKD trial, obtain regulatory approval for and commercialize veverimer, or continue to experience significant delays in doing so, our business will be materially harmed. Stopping the VALOR-CKD trial early increases the risk that the trial will not achieve its primary endpoint or that data from the trial may not be sufficient to support NDA resubmission and/or approval.
To date, we have invested all our efforts and financial resources in the research and development and potential commercial launch of veverimer, which is our only investigational drug candidate. We are currently conducting a randomized, double-blind, placebo-controlled, time-to-event trial, VALOR-CKD, to determine if veverimer slows CKD progression in patients with metabolic acidosis and CKD. Our business and future success depends on our ability to conduct a successful VALOR-CKD trial that demonstrates slowing of CKD progression by veverimer compared to placebo, and to obtain regulatory approval for and commercialize veverimer.
For the VALOR-CKD trial to be successful when stopped in 2022 as now planned, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial would have continued to 511 subjects with primary endpoint events. Stopping the VALOR-CKD trial early thus increases the risk that the VALOR-CKD trial may not meet its primary endpoint and/or that the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
Even if the primary endpoint is met, whether the FDA will find that the data from the VALOR-CKD trial is sufficient to support approval will depend on the robustness of the data as well as a number of other factors, including consistency of findings across countries and regions where the study is being conducted, the absolute number and proportion of patients from the United States or regions with “U.S.-like” patients, the applicability of the findings to the U.S. population and U.S. medical practice, consistency with FDA policies with respect to approval based on a single clinical trial and the adequacy of study closeout procedures with respect to providing sufficiently complete and interpretable data, reducing the risk of missing data required for key efficacy analyses, and maintaining the integrity of the trial. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
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
Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of veverimer in the United States. Though we plan to engage in marketing approval discussions with foreign regulatory agencies in the future, we have not yet begun marketing approval discussions with any regulatory agency other than the FDA, and we are not currently seeking regulatory approval for veverimer outside the United States. Moreover, we cannot assure you that any foreign regulatory agency will approve veverimer for marketing.
The clinical and commercial success of veverimer will depend on a number of factors, including the following:
•our ability to conduct a successful VALOR-CKD trial and the ability of the results of this trial to demonstrate statistically significant slowing of CKD progression by veverimer compared to placebo with the number of endpoint events achieved when the trial is terminated early in the second quarter of 2022;
•our ability to demonstrate veverimer’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;
•the timely reporting of our ongoing VALOR-CKD trial results;
•the continued participation in our VALOR-CKD trial by a sufficient number of subjects to demonstrate applicability of the trial results to the U.S. population;

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
•the prevalence and severity of adverse side effects of veverimer in our ongoing and future clinical trials and during commercial use, if approved;
•the timely receipt of necessary regulatory and marketing approvals from the FDA and/or foreign regulatory agencies for veverimer;
•our ability to obtain U.S. marketing approval for veverimer through the traditional approval process or the Accelerated Approval Program, including our ability to address any deficiencies identified by the FDA in the CRL or issues identified in the ADL issued by the OND on our FDRR;
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
•the impact of epidemics and pandemics, such as COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters on our business in particular, including the potential impact on our VALOR-CKD trial; and
•our ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to our patent rights and patent infringement claims.
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
We currently intend to pursue traditional approval of veverimer for the slowing of kidney disease progression, and potentially also improving physical functioning in patients with metabolic acidosis and CKD. To obtain traditional approval to market a drug product, we must provide the FDA with clinical data that adequately demonstrate the safety and efficacy of veverimer for the intended indication sought in the NDA.

The FDA generally requires at least two adequate and well-controlled studies to support approval of an NDA. A single Phase 3 clinical trial may be sufficient in rare instances, including (1) where the clinical trial is a large multicenter clinical trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. If the VALOR-CKD trial meets its primary endpoint, and we decide to pursue traditional approval, it would be based on our belief that our VALOR-CKD trial, supported by the TRCA-301/TRCA-301E trial, will provide sufficient evidence for FDA to approve veverimer for the slowing of kidney disease progression in patients with metabolic acidosis and CKD. However, it is possible that the FDA will disagree.
We anticipate that we will obtain data from the VALOR-CKD trial that measures the possible effect of veverimer on physical functioning in patients with metabolic acidosis and CKD. The FDA previously informed us that the physical functioning data from the TRCA-301/TRCA-301E trial was not sufficient on its own and that it would require additional data from a second trial with similar results to establish efficacy. The FDA also informed us that data based on the two patient-reported measures, the KDQOL Physical Functioning Survey and the Repeated Chair Stand Test, would require rigorous blinding to support robust conclusions. In addition, we previously received feedback from the Division of Clinical Outcome Assessment, or DCOA, that reliance on these physical function endpoints for approval may require further validation. The specific physical function endpoints used in the VALOR-CKD trial have not been previously accepted by the FDA as the basis for regulatory approval. However, the FDA noted that, if eventually established by one or more additional trials, such as the VALOR-CKD trial, positive data on physical functioning could indicate a potentially meaningful benefit of veverimer treatment — especially in CKD patients who have physical functional impairments.
The FDA has broad discretion in determining whether to approve a drug, and the FDA could find data from the VALOR-CKD trial, in whole or in part, to be insufficient for a number of reasons, including the following reasons:
•concerns regarding the robustness and reliability of the VALOR-CKD trial results;
•concerns regarding the integrity of the VALOR-CKD trial data;
•concerns that the VALOR-CKD trial results are not applicable to patients and medical practice in the United States, including if the outcome events are driven by events in Eastern European subjects, treatment effects are dissimilar in U.S. and non-U.S. patients, or there is an insufficient number or proportion of events in U.S. or “U.S.-like” subjects;
•concerns about whether blinding was rigorous enough to support physical function endpoint results; and
•concerns about the adequacy of study closeout procedures with respect to providing sufficiently complete and interpretable data, reducing the risk of missing data required for key efficacy analyses, and maintaining the integrity of the trial.
If the FDA were to find that the results of our VALOR-CKD trial, either in whole or in part, are inadequate for approval of veverimer, the FDA would not approve our NDA.
If we decide to pursue approval of veverimer through the Accelerated Approval Program in the United States and are unable to obtain approval and/or are required to conduct additional nonclinical and clinical studies and trials beyond those that we have completed or currently contemplate, that could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if the confirmatory trial(s) do not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.
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
Thus far, we have been unable to obtain approval of veverimer through the Accelerated Approval Program. In the fourth quarter of 2018, we initiated the VALOR-CKD trial, which was intended to serve as a postmarketing trial to confirm the clinical benefit of veverimer as required under the Accelerated Approval Program. However, in August 2020, we received a CRL from the FDA related to our NDA for veverimer. In December 2020, we submitted a Formal Dispute Resolution Request, or FDRR, to the Office of New Drugs, or OND, and in February 2021, the OND issued an Appeal Denied Letter, or ADL which concluded that the magnitude of the increases in serum bicarbonate levels shown in the TRCA-301/TRCA-301E trial was not of sufficient size or duration to establish that treatment with veverimer would be reasonably likely to provide a discernible reduction in CKD progression, among other issues raised.
In the fourth quarter of 2021, we requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on a lack of financial resources to complete the study as originally planned. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we decided that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons pursuant to the existing protocol is likely to provide the most complete and interpretable data within our financial runway, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop will likely occur in the second quarter of 2022. For the VALOR-CKD trial to be successful when stopped in 2022 as now planned, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial were continued to 511 subjects with primary endpoint events. Stopping the VALOR-CKD trial early thus increases the risk that the VALOR-CKD trial may not meet its primary endpoint and/or that the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
When the VALOR-CKD trial is stopped in 2022, we will obtain additional data on the effect of veverimer on serum bicarbonate. If the results of the VALOR-CKD trial were to demonstrate that veverimer provides a meaningfully larger treatment effect on serum bicarbonate than seen in the TRCA-301/TRCA-301E trial, then data from the VALOR-CKD trial, along with the results from the TRCA-301/TRCA-301E trial, could possibly be used to seek accelerated approval. However, there can be no assurance that data from the VALOR-CKD trial will be sufficient to support resubmission of the NDA and/or approval of veverimer. For example, the FDA may find that the demonstrated effect on a surrogate endpoint of serum bicarbonate is not reasonably likely to predict clinical benefit. In addition, we expect that issues raised in the CRL and ADL would need to be addressed to the FDA’s satisfaction, including the magnitude and duration of increases in serum bicarbonate levels and the applicability of the findings to the U.S. population and U.S. medical practice. We also believe, based on previous discussions with the FDA, that the FDA would evaluate data on renal progression from the VALOR-CKD trial to assess whether the veverimer treatment effect on serum bicarbonate was likely to predict clinical benefit in a future confirmatory postmarketing trial, which would be a requirement for approval under the Accelerated Approval Program. Resubmission and approval of the veverimer NDA could also require additional clinical data beyond that provided by the VALOR-CKD trial.
If we decide to pursue accelerated approval, we could be required to engage in discussions with FDA to determine the appropriate nature and duration of the required confirmatory postmarketing trial, which could delay the timing of our NDA resubmission and require us to raise additional capital. If we are able to obtain accelerated approval for veverimer, we may still be subject to rigorous postmarketing requirements, including the completion of such other confirmatory trials as the FDA may require to verify the clinical benefit of the product and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.
Any further delay in obtaining, or inability to obtain, approval would delay or prevent commercialization of veverimer and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects. The failure of VALOR-CKD to achieve its primary endpoint, the insufficiency of data from the VALOR-CKD trial to support resubmission of the NDA and/or denial of regulatory approval for veverimer could mean that we need to cease operations altogether.
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
We currently have no drug products approved for sale, and we may never obtain regulatory approval to market veverimer, either through the FDA’s traditional approval process or the Accelerated Approval Program. If the VALOR-CKD trial does not achieve its primary endpoint, or we are otherwise unable to address the deficiencies identified in the CRL and the concerns identified in the ADL to the satisfaction of the FDA, we will not obtain regulatory approval of veverimer.
The FDA or any foreign regulatory agency can further delay, limit or deny approval to market veverimer for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that veverimer is safe and effective for the requested indication;
•our inability to gain agreement from the FDA that veverimer is appropriate for approval via traditional approval or through the FDA's Accelerated Approval Program;
•our inability to gain agreement from applicable foreign regulatory authorities that veverimer is appropriate for approval under applicable regulatory pathways;
•the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical and clinical studies and trials;
•our inability to demonstrate statistically significant data with the number of endpoint events achieved when the VALOR-CKD trial is terminated in 2022;
•our ability to demonstrate that the results are applicable to the U.S. population or practice of medicine;
•our inability to demonstrate that the clinical and other benefits of veverimer outweigh any safety or other perceived risks;
•our inability to enroll an adequate number of subjects in the VALOR-CKD trial;
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
•the impact that epidemics and pandemics, such as COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters may have on the FDA's ability to review our NDA;
•the impact that epidemics and pandemics, such as COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters may have on our ability to retain an adequate number of subjects in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our ongoing VALOR-CKD trial; or
•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies and trials of our investigational drug candidate may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase 1/2 trial, TRCA-101, our Phase 3 trial, TRCA-301, and our 40-week extension trial, TRCA-301E, for veverimer do not ensure that our ongoing VALOR-CKD trial, or other future clinical trials will demonstrate similar results. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical and clinical studies and trials. Several companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies and trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional nonclinical and clinical studies and trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, clinical trials must be conducted in a manner that ensures the trial design and operations are carried out in a way that preserves double-blind, placebo-controlled status and maintains clinical trial data integrity. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Even though we completed our Phase 3 trial, TRCA-301/TRCA-301E, and even if any future clinical trials are completed, the results may not be sufficient to obtain regulatory approval, regardless of whether it is through the traditional approval process or the Accelerated Approval Program, for veverimer in the time frame we anticipate, or at all. Additional clinical trial results may inform our understanding of the safety and efficacy of veverimer and could impact the design and conduct of ongoing and future clinical trials.
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
Subject enrollment and retention are significant factors in the conduct of clinical trials and they are affected by many factors, including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. The occurrence of epidemics and pandemics, such as COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters may negatively impact the ability to enroll, maintain and collect safety and efficacy data on subjects in a clinical trial.
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
Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled subjects in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, and managing additional administrative burdens associated with foreign regulatory schemes. In addition, the FDA may determine that clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product when administered in U.S. patients and are thus not supportive of our NDA approval in the United States. Foreign authorities may have similar reservations in accepting data from clinical trials conducted outside of their territory for future marketing approvals outside of the United States. The CRL issued by FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine, and based on feedback received from the FDA, we focused later enrollment activities in our ongoing VALOR-CKD trial in the United States, Canada and Western Europe, and subsequently also in other non-Eastern European regions (i.e., Latin America and Asia-Pacific). Because we are conducting the VALOR-CKD trial in these other regions, the trial is exposed to additional political and economic risks that are not present in the United States, such as armed conflict and economic embargoes or boycotts. For example, our VALOR-CKD trial has sixteen sites located in Ukraine, which include approximately fifteen percent (15%) of the patients randomized in the trial. Actions taken by the Russian Federation, beginning in February 2022, in Ukraine and surrounding areas may have a material adverse effect on our ability to adequately conduct VALOR-CKD clinical trial procedures and maintain compliance with the trial protocol in Ukraine, due to, among other reasons, the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. We may not be able to access sites for monitoring and we may not be able to obtain data from affected sites going forward. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient investigational materials in Ukraine and surrounding regions. If our access to VALOR-CKD trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on the VALOR-CKD trial.
Based on feedback from the FDA in its preliminary comments for the Type A meeting received in the fourth quarter of 2021, we halted enrollment of additional patients in the VALOR-CKD trial. As of March 28, 2022, 72% of subjects have been enrolled at Eastern European sites, 10% at U.S., Western European and Canadian sites, and the remainder at Latin American and Asia-Pacific region sites.
If our ongoing VALOR-CKD trial has a large dropout rate of participants, or a low event rate, this could add time, expense and risk to the completion of the trial and could affect the results of the trial. In addition, stopping the VALOR-CKD trial early creates additional risks related to study termination and could also affect the results of the trial. Moreover, due to the time required for enrolled subjects to experience endpoint events, when the VALOR-CKD trial is stopped early, the number of endpoint events being contributed from subjects in the United States or regions with “U.S.-like” subjects will likely be smaller as a percentage of total events than if the trial were continued until 511 events. When the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects is likely to be less than 10%. We cannot assure you that the FDA will accept the VALOR-CKD data in support of an NDA resubmission or approval and the acceptability of the data will ultimately be a review issue.
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
•achieve a sufficient level of endpoint events, if applicable;
•initiate or add a sufficient number of clinical trial sites;
•ensure that trial sites do not deviate from clinical trial protocols or drop out of a clinical trial;
•ensure that the clinical trial design and operational integrity are conducted in a manner that preserves double-blind placebo-controlled status, if applicable, and maintains clinical trial data integrity;
•address any conflicts with new or existing laws or regulations;
•manufacture sufficient quantities of drug candidate for use in clinical trials and ensure clinical trial material is provided to clinical sites in a timely manner;
•adequately deal with the impact of epidemics and pandemics, such as COVID-19, local or regional military actions, including the Russian invasion of Ukraine, and natural disasters; and
•adequacy of and compliance with the statistical analysis plan used to evaluate the clinical trial data.
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
Human clinical trials are very complicated undertakings and conducting CKD trials is particularly difficult because of the serious nature of the disease and the comorbidities experienced by these patients. If we obtain FDA approval for veverimer, differences in the safety and efficacy profile not identified in our prior clinical trials may first appear after we obtain approval and commercialize veverimer. For example, any new postmarketing adverse events may significantly impact our ability to market veverimer and may require that we make changes to the product label that could adversely impact our commercialization efforts, recall some or all of the product, or discontinue commercialization of the product. Furthermore, if we are able to obtain accelerated approval of veverimer and if the future confirmatory postmarketing trial fails to confirm veverimer’s clinical profile or clinical benefits, the FDA may withdraw its approval of veverimer. Any of these events would materially harm our business.
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
In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30- days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the intentional or inadvertent failure to adhere to our clinical trial protocols or GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. The third parties upon whom we rely may be inspected by FDA or other regulatory authorities in relation to our, or to other, studies or trials. Such inspections may be impacted by epidemics and pandemics, such as COVID-19, local and regional military actions, including the Russian invasion of Ukraine, or natural disasters and/or may result in FDA or other regulatory authorities not accepting the data produced by the third party.
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
We do not directly control, and are completely dependent on, our contract manufacturers for compliance with, applicable requirements, including cGMP, for manufacture of both veverimer drug substance and drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications or that can consistently or reliably be converted into drug product and meet any other requirements of our third-party suppliers, or are unable to comply with the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain adequate supply of veverimer drug substance and drug product. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If our contract manufacturers’ facilities fail to comply with the FDA or a comparable foreign regulatory agency requirement, we may need to find alternative manufacturing facilities for veverimer drug substance or drug product, which would negatively impact our ability to develop, obtain regulatory approval for, or commercialize veverimer, if approved, and materially adversely affect our financial condition.
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
We are not aware of any therapies approved by the FDA for the chronic treatment of metabolic acidosis and we expect veverimer to compete against non-approved options for increasing serum bicarbonate levels, including oral alkali supplementation such as sodium bicarbonate, sodium citrate or potassium citrate. We are aware, however, that AstraZeneca is conducting a clinical trial to explore the use of sodium zirconium cyclosilicate in patients with hyperkalemia and metabolic acidosis and CKD.
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
We will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Additionally, the recently filed securities and shareholder litigation (see Part II, Item 8., Note 7. "Commitments and Contingencies" for description) will require us to incur legal expenses to defend and may result in management time directed towards the litigation.
In addition, we utilize an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. The ongoing process improvements of our ERP system may result in substantial costs. Any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
Additionally, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are not currently subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act; however, in the future we may become subject to these requirements, which would result in us incurring substantial expenses and expending significant management efforts to comply with the Act. We currently have only limited internal audit capabilities and utilize an external firm to provide internal audit services. If we become subject to the requirements of Section 404(b), we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, other natural disasters, or climate change and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
The long-term effects of climate change on general economic conditions and pharmaceutical manufacturing and distribution in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our business or that of our partners.
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
Together with our investigators, consultants, CROs and other contract service providers, we are regularly assessing the potential impact of the COVID-19 pandemic on retention of subjects in the VALOR-CKD trial, subject compliance with the study protocol, and power of, our ongoing VALOR-CKD trial. At this time, safety monitoring activities, adjudication of endpoint events and provision of clinical trial supplies have not been materially affected by COVID-19. The annualized rate of all-cause mortality in VALOR-CKD is higher than we estimated when designing the trial, in part due to the COVID-19 pandemic. We estimated the study would have an annualized study discontinuation rate, which comprises deaths, subjects lost to follow up and those who withdraw their consent to continue to participate and be followed in the study, of 5%; currently the annualized study discontinuation rate is approximately 7.8%. In addition, the COVID-19 pandemic may impact how subjects feel and function in general which may impact their responses to the subjective physical function measurements used in the trial. To the extent current trends continue, there may be negative impacts on the trial in the future, including but not limited to patient retention, subject compliance with the study protocol and powering due to the impact of COVID-19.
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
Our clinical trial sites, including in Ukraine, may be impacted by local and regional economic, political and social conditions, including war, as well as government policies and actions, any of which could have a material adverse effect on our ability to operate clinical trials in such jurisdictions.
Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and may have a material adverse effect on our ability to adequately conduct VALOR-CKD clinical trial procedures and maintain compliance with the trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We may not be able to access sites for monitoring in regions affected by economic, political or social disruptions due to the Russian invasion of Ukraine, and we may not be able to obtain data from affected sites going forward. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient investigational materials in regions affected by these actions. If our access to VALOR-CKD trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on the VALOR-CKD trial. The ability of the FDA to conduct pre-approval inspections in Ukraine or other disrupted areas could also be adversely affected. In addition, the Russian invasion of Ukraine has caused the adoption of comprehensive sanctions by, among others, the European Union, the United States, and the United Kingdom, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. These sanctions could also extend to Russian allies, such as Belarus, that also contain sites for VALOR-CKD. If we are unable to overcome the challenges we encounter with respect to these risks and other factors affecting companies operating in the affected region, our business operations and future prospects could be materially adversely affected.
Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could compromise sensitive data and result in material disruptions to our drug development programs or other operational impacts.
Despite the implementation of technical, administrative and organizational security measures, we and our CROs and other contractors and consultants regularly defend against, mitigate and respond to data security incidents, cybersecurity attacks or other IT business continuity risks, and our systems and data are vulnerable to damage from software vulnerabilities, computer viruses, cyber attacks, data loss, ransomware, phishing attacks, industrial espionage, other unauthorized access, technological or human error, natural disasters, terrorism, war and telecommunication and electrical failures. Our cybersecurity governance processes may not be able to sufficiently anticipate or manage all cyber risks relevant to our operations. Our information security processes may not be able to sufficiently remediate vulnerabilities that could impact our IT systems or data. Our defenses and cybersecurity response efforts may not be sufficient to mitigate the effects of a significant data security incident or cyber attack. Such events could cause interruptions to our operations and result in material disruptions to our drug development programs. For example, the compromise, corruption, loss or theft of clinical trial data from completed or ongoing clinical trials for our investigational drug candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Certain persons and entities may attempt to penetrate our network, the systems hosting our website or our other networks and systems and may otherwise seek to misappropriate our proprietary or confidential information. Our, or our CROs, contractors, consultants and other third-party service provider’s back-up and redundant systems may be insufficient or may fail. To the extent that any disruption or security breach were to result in a compromise, corruption, loss or theft of or other damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and significant costs in remediating the incident, complying with regulatory requirements and defending against claims or regulatory investigations. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity vulnerabilities, exploitations or other incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. Such events could also adversely affect our competitive position, our reputation could be harmed and the further development of our investigational drug candidate could be delayed.
We are subject to evolving privacy and data protection laws, including the Health Information Portability and Accountability Act, or HIPAA, the E.U. GDPR and the U.K. GDPR (collectively, the "GDPR"), and various U.S. state privacy and cybersecurity laws, including the California Consumer Protection Act, or CCPA. If we fail to protect personal information or comply with existing or future data protection regulations, our business, financial condition, results of operations and prospects may be materially adversely affected.
Numerous state and federal laws and regulations in the United States govern the collection, dissemination, use, privacy, confidentiality, cybersecurity, availability, integrity, and other processing of personal information. HIPAA establishes a set of national privacy and cybersecurity standards for the protection of protected health information (as defined in HIPAA), or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.
In addition, we are subject to various U.S. state privacy laws, including the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers certain qualified privacy rights, including the right to opt-out of certain sales of personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process. The CCPA permits the imposition of civil penalties enforced by the California Attorney General and provides a private right of action for consumers in the event of a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance, and the CCPA will be further amended, through the California Privacy Rights Act that passed by popular referendum in November 2020, and will go into effect in January 2023. Similarly, we are following the development of new data laws in several states around the country, including the new Virginia Consumer Data Protection Act and Colorado Privacy Act, both of which go into effect in 2023, as well as the potential for federal privacy legislation to modernize HIPAA, or to enact comprehensive data protection legislation similar to California or Europe. We cannot yet predict the impact of the new and evolving privacy laws on our business or operations, these developments may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
By virtue of our clinical trial activities in Europe, we are also subject to European data protection laws, including the GDPR (as implemented in the European Economic Area, or EEA and the United Kingdom, or U.K.). The GDPR establishes stringent requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords various data protection rights to individuals (e.g., the right to erasure of personal data) and imposes potential penalties for serious breaches of up to 4.0% annual worldwide turnover or €20 million/£17.5 million, whichever is greater. Individuals (e.g., study subjects) also have a right to compensation for financial or non-financial losses (e.g., distress). There may be circumstances under which a failure to comply with the GDPR, or the exercise of individual rights under the GDPR, would limit our ability to have access to and/or to utilize clinical trial data collected on study subjects. The GDPR imposes additional responsibility and liability in relation to our processing of personal data. This may be onerous and materially adversely affect our business, financial condition, results of operations and prospects. The GDPR also prohibits the international transfer of personal data from the EEA/U.K. to countries outside of the EEA/U.K. unless made to a country deemed to have adequate data privacy laws by the European Commission/U.K. Government (as applicable) or a data transfer mechanism has been put in place. One such data transfer mechanism was the E.U.-U.S. Privacy Shield, which we are certified to for the facilitation of transfers of non-HR data. However, in July 2020 the Court of Justice of the European Union, or CJEU in Schrems II declared the E.U.-U.S. Privacy Shield to be invalid for purposes of international transfers of personal data. The CJEU upheld the validity of standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission also recently published new E.U. SCCs which align more closely with the requirements of the GDPR and the Schrems II decision and as such, contain more onerous provisions. All new contracts entered into after September 27, 2021 and for which new E.U. SSCs are needed, need to incorporate on the new E.U. SCCs and, existing contracts entered into pre- September 27, 2021, will need to transition across to the new E.U. SCCs before the end of 2022. In turn, the findings of the CJEU and the publication of the new E.U. SCCs will have significant implications for cross-border data flows and may result in compliance costs. The new E.U. SCCs do not automatically apply in the U.K. since Brexit, and the U.K. Information Commissioner’s Office has recently laid before the U.K. Parliament: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the U.K.; and (ii) a “U.K. addendum” to the new E.U. SCCs which amends the relevant provisions of such clauses to work in a U.K. context. If no objections are raised by the U.K. Parliament, the U.K. International Data Transfer Agreement and U.K. addendum will come into force on March 21, 2022 – although, the U.K.’s Information Commissioner’s Office has stated that the documents are “immediately of use” although they do not officially come into force until March 21, 2022.
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
Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance, or ESG, matters may harm our reputation.
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, there is increasing public interest and legislative scrutiny of public companies’ ESG practices. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards in areas such as environmental stewardship, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation could be negatively impacted, which could have a material adverse effect on our business or financial condition.
Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain approval required for the commercialization of veverimer.
The research, testing, manufacturing, labeling, approval, selling, import, export, pricing and reimbursement marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory agencies in the United States and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market veverimer in the United States until we receive approval of our NDA from the FDA. We have not obtained marketing approval for veverimer anywhere in the world. Obtaining regulatory approval of our NDA, whether through the traditional approval process or the Accelerated Approval Program, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:
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
Both traditional and accelerated regulatory approval pathways of an NDA or NDA supplement are not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our investigational drug candidate. For example, the FDA may require us to conduct additional studies or trials for veverimer either prior to approval or postmarketing, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects enrolled in our current clinical trials from the United States. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:
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
Stopping the VALOR-CKD trial early increases the risk that the trial will not achieve its primary endpoint. Even if the VALOR-CKD trial meets its primary endpoint, the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
The VALOR-CKD trial was designed originally to randomize approximately 1,600 subjects and to terminate in approximately 2024 once the trial reached 511 subjects with positively adjudicated primary endpoint events. In the fourth quarter of 2021, we requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on lack of financial resources to complete the study as originally planned. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we decided that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons in 2022 pursuant to the existing protocol was likely to provide the most complete and interpretable data within our financial runway, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial. While the exact timing of the administrative stop will be determined by our financial runway, we anticipate that an administrative stop will likely occur in the second quarter of 2022.
For the VALOR-CKD trial to be successful when stopped in 2022 as now planned, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial would have continued to 511 subjects with primary endpoint events. Stopping the VALOR-CKD trial early thus increases the risk that the VALOR-CKD trial may not meet its primary endpoint and/or that the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
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
We conducted the TRCA-101 and TRCA-301/TRCA-301E trials and are conducting the VALOR-CKD trial with majority enrollment outside the United States and may, in the future, conduct clinical trials of our investigational drug candidates outside the United States. In the TRCA-301 trial, 190 trial subjects were located in Eastern Europe, and 27 trial subjects were located in the U.S. In the TRCA-301E trial, 179 trial subjects were located in Eastern Europe and 17 trial subjects were located in the U.S. The CRL issued by the FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine. In the VALOR-CKD trial, 72% of the current trial subjects are located in Eastern Europe. When the VALOR-CKD trial is terminated in 2022, the number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects is likely to be less than 10%. In the VALOR-CKD trial, we have one site that randomized 76 subjects, which is 5.1% of the total subjects randomized; all other sites provide less than 5% of the total number of randomized trial subjects. The FDA may not find such foreign clinical data to be applicable to U.S. patients or the U.S. practice of medicine, due to the potential that differences in patient management, including diet and concomitant medications, may have on the treatment effect of veverimer. Based on feedback received from the FDA, in November 2020, we elected to focus enrollment activities in the VALOR-CKD trial in the United States, Canada and Western Europe; however, we subsequently reinitiated enrolling subjects in Latin America and Asia-Pacific as well. Based on feedback from the FDA in its preliminary comments for the Type A meeting received in the fourth quarter of 2021, we halted enrollment of additional patients in the VALOR-CKD trial. Despite our focus on geographic areas outside Eastern Europe for enrollment, the FDA may not be reassured that results of our VALOR-CKD trial are relevant to the U.S. population or practice of medicine. In which case, we could be required to conduct one or more additional clinical trials within the United States, which would be costly and time-consuming, and which could have a material and adverse effect on our ability to carry out our business plans.
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
We are seeking regulatory approval to market veverimer for the slowing of kidney disease progression in patients with metabolic acidosis and CKD. Unless we seek regulatory approval for additional or alternative indications, we will be prohibited from marketing veverimer for other indications.
We are seeking FDA approval to market veverimer for the slowing of kidney disease progression in patients with metabolic acidosis and CKD. Unless we seek regulatory approval for additional or alternative indications, we cannot be certain what indication and what labeling language will be approved for veverimer, if approved.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In July 2020, the FDA resumed certain domestic inspections in a prioritized fashion after developing a COVID-19 Advisory Rating system (COVID-19 Advisory Level). In May 2021, the FDA issued a report titled "Resiliency Roadmap for FDA Inspectional Oversight" outlining the agency's inspectional activities during the COVID-19 pandemic and its detailed plan to move toward a more consistent state of operations, including the FDA's priorities related to this work going forward; this plan was updated in November 2021 to reflect updates in the FDA's transitional activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam (or “whistleblower”) actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented claims to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,803 to $23,607 per false claim or statement for penalties assessed after December 13, 2021, with respect to violations occurring after November 2, 2015. For example, among other things, pharmaceutical companies have been investigated and/or prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible under the federal criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability for making or presenting a false, fictitious or fraudulent claim to the federal government;
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
•U.S. and European reporting requirements detailing interactions with and payments to healthcare providers and healthcare organizations, such as the U.S. federal Physician Payments Sunshine Act, or Sunshine Act, which requires, among other things, “applicable manufacturers” of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to “covered recipients.” The term "covered recipients" includes U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Failure to submit required information may result in civil monetary penalties. Some European countries have adopted laws similar to the Sunshine Act, applicable even in some cases to companies conducting clinical trials but that do not yet have marketing approval;

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
In addition, other legislative changes have been adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue into 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Future legislative changes may result in additional reductions in Medicare and other government healthcare program reimbursement and/or otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, the Biden administration has expressed support for drug pricing legislation and administrative measures to control prescription drug costs. For example, on July 9, 2021, President Biden issued an

Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. There have also been several recent U.S. Congressional inquiries and proposed and enacted federal and state bills designed to, among other things, lower drug pricing, bring more transparency to drug pricing, review the relationship between pricing and manufacturer-sponsored patient support programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act, 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor, and the Treasury.
At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, the states of California, Oregon, and Washington have passed legislation that requires drug manufacturers to notify the state at least 60 days prior to instituting price increases and Maryland passed legislation to create a Prescription Drug Affordability Board that will evaluate drug cost and recommend setting an upper limit or cap for therapies deemed too expensive. We cannot predict what other reforms may ultimately be implemented at the federal or state level or the effect of any future legislation or regulation and, accordingly, face uncertainties that may result from additional reforms and their impact on our operations. Further, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize veverimer and/or those products for which we may receive regulatory approval in the future.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products can be effectively marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies in order to compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States may allow companies to fix their own prices for products, but monitor and control prescription volumes and may issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required for pharmaceutical products and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and these negotiations may continue after a reimbursement price has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products having received a marketing authorization either for the whole of the European Union or for the respective Member State.
Further, there has been a recent tendency by different Member States to replace, inter alia, high priced pharmaceutical products with a marketing authorization (notably drugs against rare diseases) by copies of such products manufactured in pharmacies, notably in pharmacies of university hospitals, so-called pharmaceutical compounding. In theory, pharmaceutical compounding is reserved for the named patient supply of a product. However, this principle is more and more put aside or circumvented by collecting prescriptions for patients treated with a certain pharmaceutical product in order to manufacture larger amounts of the respective product through pharmaceutical compounding. Thus, the market for the pharmaceutical treatment of specific diseases is cornered and, as a result, the effective marketing of pharmaceutical products with a marketing authorization is jeopardized.
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
In addition, there may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacturing, and sales and distribution expenses.
Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.
Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
We cannot be sure that coverage and reimbursement will be available for veverimer and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell veverimer abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. The Russian invasion of Ukraine has caused the adoption of comprehensive sanctions by, among others, the European Union, the United States, and the United Kingdom, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. These sanctions could also extend to Russian allies, such as Belarus, that also contain sites for VALOR-CKD. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs' counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company’s NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, defendants filed a motion to dismiss the amended complaint. A hearing on the defendants' motion was scheduled for December 2021, but the court vacated the hearing date and the motion will be decided on the briefs submitted by the parties without any oral argument. In December 2021, the original judge assigned to the case was confirmed to the Ninth Circuit Court of Appeals and in January 2022, the case was reassigned to U.S. District Court Judge Haywood S. Gilliam, Jr. No damages amount is specified in the Securities Class Action.
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
The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs’ counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021, staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. A consolidated derivative complaint has not yet been filed. The defense of the Securities Class Action and the Derivative Cases may cause us to incur substantial costs and may divert the attention of management.
The stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have historically experienced extreme volatility that may have been unrelated to the operating performance of the issuer.

Such volatility may continue in the future and may impact our common stock price. The spread of COVID-19, which has caused a broad impact globally, may also materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. In addition, the Russian invasion of Ukraine has caused the adoption of comprehensive sanctions by, among others, the European Union, the United States, and the United Kingdom, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine, which has created greater market volatility. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.
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
If we sell shares of our common stock or warrants exercisable for our common stock in future financings, or our outstanding warrants are exercised for our common stock, stockholders may experience immediate dilution and, as a result, our stock price may decline.
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
On November 15, 2021, we consummated a registered direct equity financing pursuant to which we sold an aggregate of 4,666,667 shares of our common stock, pre-funded warrants to purchase up to 2,333,333 shares of our common stock and common warrants to purchase up to 7,000,000 shares of our common stock. Each share of common stock and accompanying common warrant and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $6.00. You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants.
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
As of December 31, 2021, we had a total of 55,363,461 shares outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Equity Incentive Plan, or 2018 Plan, our Employee Stock Purchase Plan, or ESPP, or our 2020 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. The number of shares of our common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of each fiscal year by the lesser of 4% of the number of shares of common stock outstanding on the first day of such fiscal year, 3,200,000 shares of our common stock or such lesser amount as is determined by our Board of Directors.
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
As of December 31, 2021, all of our outstanding shares of common stock are freely tradable in the public market, other than approximately 18.7 million shares which are subject to trading restrictions. Holders of these shares of our common stock can require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates beneficially owned approximately 64.5% of our outstanding voting stock.
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
As noted above under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements,” we anticipate that we will continue to incur losses for the foreseeable future. Our ability to utilize any future net operating losses may also be limited by legislation enacted in 2017 commonly referred to as the Tax Cut and Jobs Act, or Tax Act. Under the Tax Act, the amount of post-2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80.0% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. Recent legislation ameliorates some of these restrictions for losses incurred through 2020, but due to our lack of taxable income, our losses continue to be carried forward past 2020. Due to these changes under the Tax Act, or potential future ownership changes under Section 382 of the Code, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal office is located in South San Francisco, California. We lease 46,074 square feet of office and laboratory space under an operating lease that ends on August 31, 2027, with the right to extend the lease for an additional 36 months subject to certain conditions. We believe that our existing facilities and other available properties will be sufficient to meet our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please read the information under the heading “Contingencies” in Part II, Item 8., Note 7. "Commitments and Contingencies", to our financial statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock, $0.001 par value per share, began trading on The Nasdaq Global Select Market on June 28, 2018, under the trading symbol "TCDA".
As of March 25, 2022, there were 216 shareholders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividends
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business. Any future determination to pay dividends will be made at the discretion of our Board of Directors or any authorized committee thereof.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans will be included in our definitive Proxy Statement, to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we continue to expect to use the net proceeds from our IPO for supporting our activities for our NDA submission and approval process for veverimer (also known as TRC101), manufacturing activities related to veverimer, conducting our safety extension trial, TRCA-301E, and our renal outcomes trial, VALOR-CKD (also known as TRCA-303), commercial expenses related to veverimer, interest payments due under our 3.50% convertible senior notes due 2027, and the remainder for working capital and general corporate purposes.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Investors in our securities should review Part I, Item 1A. “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently conducting a renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), to determine if veverimer slows CKD progression in patients with metabolic acidosis and CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. The primary endpoint of the VALOR-CKD trial is the time to first occurrence of any event in the composite of renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate, or eGFR, which is also known as DD40. The VALOR-CKD trial is a multi-national trial that is being conducted in over 200 sites worldwide. Enrollment of patients in the VALOR-CKD trial was completed at the end of 2021 with 1,480 subjects randomized. We currently anticipate that VALOR-CKD trial will be terminated early, through an administrative stop, to occur in the second quarter of 2022, with continued accrual of primary endpoint events into the third quarter of 2022. The reporting of top-line results from the VALOR-CKD trial is anticipated to occur early in the fourth quarter of 2022.
There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, to slow progression of kidney disease by correcting chronic metabolic acidosis in patients with CKD. We estimate that metabolic acidosis affects approximately 4.3 million patients with CKD in the United States, and we believe that slowing the progression of CKD in patients with metabolic acidosis and CKD represents a significant unmet medical need and market opportunity. In addition, considering that acid retention is thought to occur in patients with CKD prior to clinical diagnosis of metabolic acidosis (serum bicarbonate less than 22 mEq/L), we believe there may be potential to pursue a development pathway for veverimer which, with additional data, could expand the market opportunity beyond metabolic acidosis to include patients with CKD and eubicarbonatemic acidosis, or latent acidosis, who may also benefit from a therapy that aids in acid removal.
Veverimer is a non-absorbed, low-swelling, spherical polymer bead that is approximately 100 micrometers in diameter. It is a single, high molecular weight, crosslinked polyamine molecule. The size of veverimer prevents systemic absorption from the GI tract. The high degree of cross-linking within veverimer limits swelling and the overall volume in the GI tract, with the goal of facilitating good GI tolerability. The high amine content of veverimer provides proton binding capacity of approximately 10 mEq/gram of polymer. The size exclusion built into the three-dimensional structure of the polymer enables preferential binding of chloride versus larger inorganic and organic anions, including phosphate, citrate, fatty acids and bile acids. This size exclusion mechanism allows a majority of the binding capacity to be used for hydrochloric acid binding.
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2038 in the United States, at least 2035 in Australia, Europe, Hong Kong, Israel, Japan, Mexico and Russia, and at least 2034 in South Korea and certain other markets.
Veverimer drug substance manufacturing is conducted for us by Patheon Austria GmbH & Co KG, or Patheon, in their Linz, Austria facility. At this time, we believe we have sufficient drug substance and access to sufficient drug product manufacturing capacity to supply the anticipated demand of our ongoing VALOR-CKD trial through conclusion of the trial. We are in regular communication with Patheon and PCI Pharma Services, our drug product manufacturer and, to our knowledge, there have not been business disruptions at these sites due to COVID-19 affecting the production of veverimer drug substance and drug product. At this time, we have not experienced any material disruption in the distribution network for veverimer, including the provision of raw materials, the shipping of drug substance and drug product and the provision of clinical trial supplies to trial participants, other than in Ukraine.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through December 31, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our initial public offering, or IPO, on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019, net proceeds of $193.3 million from the issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, on May 22, 2020, net proceeds of $41.5 million from our Registered Direct Equity Financing on November 15, 2021 and net borrowing of $72.1 million after fees of $2.9 million under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $176.6 million and $264.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $810.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. Our business operations and those of our business partners, vendors, government regulators and other third parties may be affected by global or regional events, such as the on-going COVID-19 outbreak and the Russian invasion of Ukraine. At this time, COVID-19 has not materially impacted our current financial resources or our outlook. Our VALOR-CKD trial has sixteen sites located in Ukraine, which include approximately 15% of the patients randomized in the trial. Actions taken by the Russian Federation, beginning in February 2022, in Ukraine and surrounding areas may have a material adverse effect on our ability to adequately conduct VALOR-CKD clinical trial procedures and maintain compliance with the trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. We may not be able to access sites for monitoring and we may not be able to obtain data from affected sites going forward. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient investigational materials in Ukraine and surrounding regions. If our access to VALOR-CKD trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on the VALOR-CKD trial and our financial runway.
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
We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings and the Convertible Senior Note issuance, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop veverimer. We believe that our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023.
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
Restructuring Costs
On September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, we implemented a restructuring, or Third Quarter 2020 Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of our workforce and other cost reductions. Restructuring costs of $2.4 million and $0.3 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss for the year ended December 31, 2020.

On October 25, 2020, our Board of Directors approved and on October 28, 2020, we implemented a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align our workforce with the needs of our business following the completion of the Type A meeting with the FDA in October 2020. The Fourth Quarter 2020 Restructuring resulted in the elimination of approximately 60.0% of our workforce and included one-time termination severance payments and other employee-related costs, and exit costs including contract termination costs and accelerated depreciation of capitalized software. Restructuring costs of $10.2 million and $0.9 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss for the year ended December 31, 2020. Restructuring costs of $0.1 million recorded in accrued expenses and other current liabilities as of December 31, 2021, relate to fixed service contract costs expected to be paid in the first half of 2022.
Expenses related to restructuring activities are recorded in operating expenses as part of research and development expense and general and administrative expense as appropriate.
Results of Operations
The following table presents our results of operations for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		2021 vs. 2020
(in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$115,364	$148,417	$(33,053)	(22)%
General and administrative	37,590	102,983	(65,393)	(63)%
Total operating expenses	152,954	251,400	(98,446)	(39)%
Loss from operations	(152,954)	(251,400)	98,446	(39)%
Other income (expense), net	114	5,016	(4,902)	(98)%
Interest expense	(17,602)	(18,407)	805	(4)%
Loss on early extinguishment of Term Loan	(6,124)	—	(6,124)	N/M
Net loss	$(176,566)	$(264,791)	$88,225	(33)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		2021 vs. 2020
(in thousands)	2021	2020	$	%
Clinical development costs	$88,700	$119,027	$(30,327)	(25)%
Personnel and related costs	12,318	15,270	(2,952)	(19)%
Stock-based compensation expense	10,763	10,966	(203)	(2)%
Other research and development costs	3,583	3,154	429	14%
Total research and development expense	$115,364	$148,417	$(33,053)	(22)%
Research and development expense decreased by $33.1 million for the year ended December 31, 2021 compared with the year ended December 31, 2020. The decrease was due to activities in connection with our veverimer clinical development program, resulting in a decrease in clinical development costs of $30.3 million related to our manufacturing processes optimization and drug substance manufacturing costs related to our VALOR-CKD trial; a decrease in personnel and related costs of $3.0 million related to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring, partially offset by an increase in bonus expense; a decrease in stock-based compensation expense of $0.2 million related to performance awards granted in August 2019 and awards fully vested in 2020, partially offset by annual awards granted in January 2021; partially offset by an increase in other research and development costs of $0.4 million due to facilities related costs.
General and Administrative Expense

The following table presents our general and administrative expense for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		2021 vs. 2020
(in thousands)	2021	2020	$	%
Personnel and related costs	$9,571	$35,587	$(26,016)	(73)%
Stock-based compensation expense	15,119	17,332	(2,213)	(13)%
Other general and administrative costs	12,900	50,064	(37,164)	(74)%
Total general and administration expense	$37,590	$102,983	$(65,393)	(63)%
General and administrative expense decreased by $65.4 million for the year ended December 31, 2021 compared with the year ended December 31, 2020. The decrease was due to a decrease in pre-commercialization and associated administrative activities in connection with our veverimer clinical development program, resulting in decreased personnel and related costs of $26.0 million due to the workforce reduction following the Third Quarter 2020 Restructuring and the Fourth Quarter 2020 Restructuring, partially offset by an increase in bonus expense; a decrease in stock-based compensation expense of $2.2 million related to the workforce reduction and performance awards granted in August 2019, partially offset by higher costs related to annual awards granted in January 2021; and a decrease in other general and administrative costs of $37.2 million, primarily related to pre-commercialization activities, medical affairs activities, recruiting, legal and training costs.
Non-Operating Income (Expense)
The following table presents our non-operating income (expense) for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		2021 vs. 2020
(in thousands)	2021	2020	$	%
Other income (expense), net	$114	$5,016	$(4,902)	(98)%
Interest expense	(17,602)	(18,407)	805	(4)%
Loss on early extinguishment of Term Loan	(6,124)	—	(6,124)	N/M
N/M = Not meaningful
Other income (expense), net decreased by $4.9 million for the year ended December 31, 2021 compared with the year ended December 31, 2020 due to decreased interest income from investments, changes in compound derivative liability and realized foreign exchange losses in the current year as compared to foreign exchange gains in the prior year. Interest expense decreased $0.8 million for the year ended December 31, 2021 compared with the year ended December 31, 2020 due to the repayment of the Term Loan in March 2021, partially offset by a full year of interest expense on the Convertible Senior Notes issued in May 2020. The loss on early extinguishment of Term Loan was recognized in March 2021 on repayment of the Term Loan.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through December 31, 2021, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, net proceeds of $237.7 million from our IPO on July 2, 2018, net proceeds of $217.9 million from our underwritten public offering on April 8, 2019, net proceeds of $193.3 million from the issuance of Convertible Senior Notes on May 22, 2020, net proceeds of $41.5 million from our Registered Direct Equity Financing on November 15, 2021 and net borrowing of $72.1 million under the Term Loan. As of December 31, 2021, we had cash, cash equivalents and short-term and long-term investments of $150.6 million.
Hercules Loan and Security Agreement
On February 28, 2018, we entered into the Term Loan with Hercules. Over time, we borrowed $75.0 million under the Term Loan. On March 12, 2021, we repaid the outstanding principal of $75.0 million and fees in the amount of $8.3 million to Hercules under the Term Loan. We recognized a loss on early debt extinguishment of $6.1 million for the year ended December 31, 2021.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of December 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our future subsidiaries, if any.
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
Registered Direct Equity Financing
On November 15, 2021, we entered into a securities purchase agreement with several investors and one of our officers, or Registered Direct Equity Financing, and issued 4,666,667 shares of common stock, together with 2,333,333 pre-funded warrants at a combined offering price of $6.00 per share in a private placement. The pre-funded warrants are immediately exercisable at a nominal exercise price of $0.001. The Registered Direct Equity Financing also included the issuance of warrants to purchase 7,000,000 shares of common stock at an exercise price of $11.00 that are exercisable on or after May 15, 2022. Net proceeds were approximately $41.5 million, after deducting offering costs of $0.5 million.
The Pre-Funded Warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the Pre-Funded Warrant is exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The Common Warrants are exercisable commencing on May 15, 2022 until its expiration date, which will be the earliest of: (a) the third anniversary of the date of issuance, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following certain events, including (i) submission of the new drug application for veverimer with the U.S. Food and Drug Administration (FDA), or (ii) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial, (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of our common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $810.4 million. Based on our cash, cash equivalents and investments as of December 31, 2021, we believe we have sufficient capital to continue funding our operations through the first quarter of 2023. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023 as we expect to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that we will need to raise additional capital to fully implement our business plan.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•the progress, outcome and results of our ongoing VALOR-CKD trial;
•the impact of termination of our VALOR-CKD trial;
•the costs and timing of resubmission of our NDA and, as necessary, our success in addressing the deficiencies identified by the FDA in the CRL and issues raised in the ADL related to our NDA for veverimer;

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
Cash Flows
The following table summarizes the net cash flow activity for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(140,056)	$(231,187)
Investing activities	64,218	140,277
Financing activities	(40,906)	210,193
Net increase (decrease) in cash and cash equivalents	$(116,744)	$119,283
Cash Used in Operating Activities
During the year ended December 31, 2021, cash used in operating activities was $140.1 million, which consisted of a net loss of $176.6 million, adjusted by non-cash charges of $42.6 million and changes in cash used in operating assets and liabilities of $6.1 million. The non-cash charges consisted primarily of stock-based compensation of $25.9 million, accretion of Term Loan and Convertible Senior Notes of $9.4 million, loss on early extinguishment of Term Loan of $6.1 million, non-cash operating lease costs of $0.6 million, net amortization of premiums and accretion of discounts on investments of $0.5 million and depreciation and amortization of $0.4 million, partially offset by changes in compound derivative liability of $0.2 million. The changes in cash used in operating assets and liabilities were primarily due to a decrease in accrued expenses and other current liabilities of $12.1 million and an increase in prepaid expenses and other assets of $0.5 million, partially offset by an increase in accounts payable of $6.5 million.
During the year ended December 31, 2020, cash used in operating activities was $231.2 million, which consisted of a net loss of $264.8 million, adjusted by non-cash charges of $38.2 million and changes in cash used in our operating assets and liabilities of $4.6 million. The non-cash charges consisted primarily of stock-based compensation of $28.3 million, accretion of Term Loan and Convertible Senior Notes of $8.3 million, depreciation and amortization of $0.9 million, non-cash operating lease costs of $0.8 million and non-cash restructuring costs of $0.7 million, partially offset by changes in compound derivative liability of $0.8 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other current liabilities of $2.4 million and decrease in accounts payable of $2.4 million, partially offset by a decrease in prepaid expenses and other assets of $0.2 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $64.2 million and $140.3 million for the years ended December 31, 2021 and 2020, respectively. The net cash provided by investing activities during the year ended December 31, 2021 was primarily due to proceeds from maturities of investments of $244.7 million, partially offset by purchases of investments of $180.3 million and purchases of property and equipment of $0.1 million. The net cash provided by investing activities during the year ended December 31, 2020 was primarily due to maturities of investments of $429.6 million and proceeds from sale of investments of $41.7 million, partially offset by purchases of investments of $329.4 million and purchases of property and equipment of $1.6 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $40.9 million for the year ended December 31, 2021. Net cash provided by financing activities was $210.2 million for the year ended December 31, 2020. The net cash used in financing activities during the year ended December 31, 2021 was primarily due to cash paid for early extinguishment of the Term Loan of $83.3 million, partially offset by net proceeds from equity offering of $41.6 million and proceeds from the issuance of common stock under equity incentive plans of $0.8 million. Net cash provided by financing activities during the year ended December 31, 2020 was primarily due to net proceeds from the issuance of Convertible Senior Notes of $193.3 million, Term Loan funding, net of issuance costs, of $15.0 million and proceeds from the issuance of common stock under equity incentive plans of $2.0 million.
Contractual Obligations
We have contractual obligations relating to our manufacturing and service contracts, Convertible Senior Notes, lease obligations and other research and development activities. We also enter into other contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on short notice and are cancelable contracts.
Based on our cash, cash equivalents and investments as of December 31, 2021, we believe we have sufficient capital to continue meeting our contractual obligations through the first quarter of 2023. However, our existing cash, cash equivalents and investment are not likely to be sufficient to meet our contractual obligations through the second quarter of 2023, as we expect to incur additional losses in the future to conduct research and development activities and to conduct pre-commercialization activities and recognize that we will need to raise additional capital to fully implement our business plan.
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
We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from information provided as part of its clinical and nonclinical studies and other third-party vendors. For the years ended December 31, 2021 and 2020, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, the actual services performed, and the amount of manufactured drug substance and/or drug product, and related costs may vary from our estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect its financial position and results of operations.
Stock-Based Compensation
Stock-based compensation expense represents the grant-date fair value of awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis or by using an accelerated attribution method for awards with a performance condition. For stock options and shares purchased under our Employee Stock Purchase Plan, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For restricted stock units, or RSUs, the grant-date fair value is the closing price of our common stock on the date of grant as reported on The Nasdaq Global Select Market.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates through our available-for-sale investments and we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits. The primary objective of our investment activities is to preserve capital to fund our operations. Our investments are in commercial paper, U.S. Treasury and government agency securities and corporate debt securities. Debt securities with original maturities greater than three months are designated as available-for-sale and are reported at fair value.
Our available-for-sale investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during the periods presented would not have had a material impact on our financial statements. We manage interest rate risk in our portfolio by maintaining maximum average maturity guidelines. In addition, pursuant to our investment policy, all purchased securities have a minimum short-term rating of A1 (Moody’s) or P1 (Standard & Poor’s) or equivalent. If there is no short-term rating, a purchased security is required to have a long-term rating no lower than A3/A- or equivalent. As of December 31, 2021, 93% of our investment portfolio matures in one year or less and is in adherence with our investment policy, therefore we do not believe we have a significant interest rate risk exposure on our portfolio.
Foreign Exchange Risk
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions with CROs and contract manufacturing organizations that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against the Euro, or other non-U.S. dollar denominated transactions, affects the reported amounts of expenses, assets and liabilities associated with a limited number of nonclinical and clinical activities. We do not engage in any hedging activity to reduce our potential exposure to currency fluctuations. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS
TRICIDA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tricida, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tricida, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
During 2021, the Company incurred $115.4 million for research and development expenses and as of December 31, 2021 accrued $4.7 million for clinical and nonclinical study costs. As described in Note 2 of the Financial Statements, a substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including clinical research organizations (“CROs”). External costs to be paid to CROs are accrued and expensed based upon estimates of actual work completed in accordance with signed agreements. The Company estimates the cost of the services not yet invoiced by these service organizations through discussions and other correspondence with internal personnel and the service organizations as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

Auditing management’s accounting for accrued clinical and nonclinical study costs is especially challenging because the evaluation is dependent upon on a high-volume of data and input exchanged between clinical personnel and third-party service providers, such as the number of sites activated, the number of patients enrolled, the number of patient visits, which is tracked in spreadsheets and other end user computing programs.

Additionally, due to the long duration of clinical-related development activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires application of judgment by management. Any delays in the receipt of information related to certain activities in determining the progress to completion of specific tasks conducted for each project can increase the risk of inaccurate assumptions applied to project completion when establishing the cut-off and concluding completeness of costs to be accrued.

How We Addressed the Matter in Our Audit
To test accrued clinical and nonclinical study expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, testing a sample of clinical and nonclinical study expenses, evaluating management’s estimate of work performed and costs incurred, and obtaining external confirmations of key inputs to the accrual calculation, such as services incurred to date and vendor invoices received, for a sample of contracts. Further, we inspected invoices received from third parties after the balance sheet date and performed a lookback analysis to evaluate the completeness of clinical and nonclinical study accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
San Jose, California
March 29, 2022

TRICIDA, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,113	$137,857
Short-term investments	119,419	171,670
Prepaid expenses and other current assets	5,004	4,488
Total current assets	145,536	314,015
Long-term investments	10,043	22,757
Property and equipment, net	769	1,112
Operating lease right-of-use assets	12,158	13,801
Total assets	$168,506	$351,685
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,023	$3,508
Current operating lease liabilities	2,736	2,079
Accrued expenses and other current liabilities	16,721	28,671
Total current liabilities	29,480	34,258
Term Loan, net	—	76,638
Convertible Senior Notes, net	127,512	118,670
Non-current operating lease liabilities	11,296	13,046
Other long-term liabilities	—	202
Total liabilities	168,288	242,814
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and 2020.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of December 31, 2021 and 2020; 55,363,461 and 50,210,779 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	55	50
Additional paid-in capital	810,618	742,555
Accumulated other comprehensive income (loss)	(91)	64
Accumulated deficit	(810,364)	(633,798)
Total stockholders’ equity	218	108,871
Total liabilities and stockholders’ equity	$168,506	$351,685
See accompanying notes to financial statements

TRICIDA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$115,364	$148,417
General and administrative	37,590	102,983
Total operating expenses	152,954	251,400
Loss from operations	(152,954)	(251,400)
Other income (expense), net	114	5,016
Interest expense	(17,602)	(18,407)
Loss on early extinguishment of Term Loan	(6,124)	—
Net loss	(176,566)	(264,791)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale-investments, net of tax	(155)	(129)
Total comprehensive loss	$(176,721)	$(264,920)
Net loss per share, basic and diluted	$(3.44)	$(5.29)
Weighted-average number of shares outstanding, basic and diluted	51,280,697	50,027,735
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	49,763,176	$50	$632,647	$193	$(369,007)	$263,883
Equity component of Convertible Senior Notes, net of underwriter discounts and issuance costs	—	—	79,498	—	—	79,498
Issuance of common stock upon exercise of warrants in connection with Term Loan	68,816	—	—	—	—	—
Issuance of warrants in connection with Term Loan	—	—	112	—	—	112
Issuance of common stock under equity incentive plans	378,787	—	2,000	—	—	2,000
Stock-based compensation	—	—	28,298	—	—	28,298
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(264,791)	(264,791)
Balance at December 31, 2020	50,210,779	50	742,555	64	(633,798)	108,871
Issuance of common stock and warrants in connection with the Registered Direct Equity Financing, net of issuance costs	4,666,667	5	41,544	—	—	41,549
Issuance of common stock under equity incentive plans	486,015	—	835	—	—	835
Tax withholdings related to net share settlement of equity awards	—	—	(198)	—	—	(198)
Stock-based compensation	—	—	25,882	—	—	25,882
Net unrealized gain (loss) on available-for-sale investments	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(176,566)	(176,566)
Balance at December 31, 2021	55,363,461	$55	$810,618	$(91)	$(810,364)	$218
See accompanying notes to financial statements.

TRICIDA, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(176,566)	$(264,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	897
Non-cash restructuring costs	—	679
Non-cash operating lease costs	550	845
Amortization of premiums and accretion of discounts on investments, net	493	1
Accretion of Term Loan and Convertible Senior Notes	9,365	8,258
Loss on early extinguishment of Term Loan	6,124	—
Stock-based compensation	25,882	28,298
Changes in compound derivative liability	(202)	(775)
Realized gains on sale of investments	—	(34)
Other non-cash items	(29)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(497)	233
Accounts payable	6,516	(2,387)
Accrued expenses and other liabilities	(12,134)	(2,411)
Net cash used in operating activities	(140,056)	(231,187)
Investing activities:
Purchase of investments	(180,342)	(329,441)
Proceeds from maturities of investments	244,659	429,606
Proceeds from sale of investments	—	41,717
Purchase of property and equipment	(99)	(1,605)
Net cash provided by investing activities	64,218	140,277
Financing activities:
Proceeds from equity offerings, net of offering costs	41,582	—
Proceeds from issuance of common stock under equity incentive plans	835	2,017
Proceeds from Convertible Senior Notes, net	—	193,285
Repayments of leasehold improvement loan	(38)	(80)
Cash paid for early extinguishment of Term Loan	(83,285)	—
Proceeds from Term Loan, net	—	14,971
Net cash provided by (used in) financing activities	(40,906)	210,193
Net increase (decrease) in cash and cash equivalents	(116,744)	119,283
Cash and cash equivalents at beginning of year	137,857	18,574
Cash and cash equivalents at end of year	$21,113	$137,857
Supplemental disclosures
Cash paid for interest	$8,774	$9,084
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease obligations	$—	$5,820
Deferred equity offering costs incurred but not paid	$33	$—
Payments for taxes related to net share settlement of equity awards not remitted	$198	$—
Warrants and compound derivative liability related to Term Loan	$—	$112
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
Funding Requirements—The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through December 31, 2021, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company has incurred losses and negative cash flows from operations since its inception in 2013 and management anticipates that the Company will continue to incur net losses for the foreseeable future. As of December 31, 2021, the Company had an accumulated deficit of $810.4 million. Based on the Company's cash, cash equivalents and investments as of December 31, 2021, management believes that the Company will have sufficient capital to continue funding its operations through the first quarter of 2023. However, existing cash, cash equivalents and investments are not likely to be sufficient to fund the Company's operations through the second quarter of 2023 as management expects to incur additional losses in the future to conduct research and development and to conduct pre-commercialization activities and recognize that the Company will need to raise additional capital to fully implement its business plan. If such financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.
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
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company's investment portfolio at any point in time contains investments in U.S. Treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses of available-for-sale debt securities are evaluated for identification of losses attributable to credit factors. Any unrealized losses attributed to credit factors are charged to earnings. As of December 31, 2021, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.
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
Impairment of Long-Lived Assets—Long-lived assets consist of property and equipment. The Company assesses potential impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company recognized an impairment loss of $0.7 million for the year ended December 31, 2020. See Note 10. "Restructurings" for additional details. There were no impairment losses recognized for the year ended December 31, 2021.
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
The Company records accruals for the estimated costs of research, nonclinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through the review of contracts and subsequent discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options, or ASC 470-20, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The Company will adopt ASU 2020-06 effective January 1, 2022, using the modified retrospective method. On adoption, the Company expects to account for the Convertible Senior Notes as a single liability measured at amortized cost resulting in reduced prospective non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component.
The expected cumulative impact of the adoption of ASU 2020-06 to be reflected on the Company's balance sheet on January 1, 2022 is as follows.

in thousands	Balance at December 31, 2021	Cumulative Impact of ASU 2020-06 Adoption	Balance at January 1, 2022
Liabilities
Convertible Senior Notes, net	$127,512	$67,158	$194,670
Stockholder's Equity
Additional paid-in capital	810,618	(79,498)	731,120
Accumulated deficit	(810,364)	12,340	(798,024)
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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of December 31, 2021 and 2020.

	December 31, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$2,965	$—	$—	$2,965	$2,965	$—	$—
Level 1:
Money market fund	18,148	—	—	18,148	18,148	—	—
U.S. Treasury securities	8,028	—	(11)	8,017	—	—	8,017
Subtotal	26,176	—	(11)	26,165	18,148	—	8,017
Level 2:
U.S. government agency securities	10,000	—	—	10,000	—	10,000	—
Commercial paper	107,397	20	(4)	107,413	—	107,413	—
Corporate debt securities	4,036	—	(4)	4,032	—	2,006	2,026
Subtotal	121,433	20	(8)	121,445	—	119,419	2,026
Total assets measured at fair value	$150,574	$20	$(19)	$150,575	$21,113	$119,419	$10,043

	December 31, 2020
					Reported as:
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term investments
Cash	$2,011	$—	$—	$2,011	$2,011	$—	$—
Level 1:
Money market fund	25,862	—	—	25,862	25,862	—	—
U.S. Treasury securities	8,157	1	(1)	8,157	—	8,157	—
Subtotal	34,019	1	(1)	34,019	25,862	8,157	—
Level 2:
U.S. Government agency securities	64,370	15	(3)	64,382	—	41,625	22,757
Commercial paper	159,183	16	(6)	159,193	97,989	61,204	—
Corporate debt securities	72,546	134	(1)	72,679	11,995	60,684	—
Subtotal	296,099	165	(10)	296,254	109,984	163,513	22,757
Total assets measured at fair value	$332,129	$166	$(11)	$332,284	$137,857	$171,670	$22,757
Interest income related to the Company's cash, cash equivalents and available-for-sale investments included in other income (expense), net was approximately $0.5 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the maturities of the Company’s available-for-sale investments (excluding money market funds), as of December 31, 2021.

	December 31, 2021
(in thousands)	Amortized Cost	Fair Value
Mature in less than one year	$119,404	$119,419
Mature in one to two years	10,057	10,043
Total	$129,461	$129,462
The following table presents a reconciliation of financial liabilities to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., or Hercules, measured at fair value on a recurring basis using Level 3 unobservable inputs for the years ended December 31, 2021 and 2020. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

	Years Ended December 31,
(in thousands)	2021	2020
Fair value at beginning of year	$202	$977
Change in fair value	—	(775)
Extinguishment of compound derivative liability upon extinguishment of Term Loan	(202)	—
Fair value at end of year	$—	$202
The estimated fair value of the Convertible Senior Notes was $113.8 million as of December 31, 2021 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 20.0% and volatility of 91.0%.
NOTE 4. LEASES
The Company leases 46,074 square feet of office and laboratory space in South San Francisco under a lease that expires in August 2027, with the right to extend the lease for an additional 36 months subject to certain conditions.
Operating lease expense was $2.7 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. Variable lease cost was $0.6 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Operating cash flows for the years ended December 31, 2021 and 2020 included $2.2 million and $1.3 million in cash payments for operating leases, respectively.
The following table presents the maturity analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2021.

(in thousands)	December 31, 2021
2022	$2,847
2023	2,933
2024	3,020
2025	3,111
2026	3,204
2027 and thereafter	2,179
Total lease payments	17,294
Less: imputed interest	(3,262)
Total operating lease liabilities	$14,032
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.4% as of December 31, 2021 and 2020. The Company's weighted average remaining lease term was 5.7 years and 6.7 years as of December 31, 2021 and 2020, respectively.
NOTE 5. OTHER BALANCE SHEET COMPONENTS
Property and Equipment, Net
The following table presents the components of property and equipment, net as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Furniture and fixtures	$315	$274
Computer and lab equipment	3,284	3,277
Leasehold improvements	1,691	1,786
	5,290	5,337
Less: accumulated depreciation and amortization	(4,521)	(4,225)
Total property and equipment, net	$769	$1,112
Depreciation and amortization expense was approximately $0.4 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
Accrued Expenses and Other Current Liabilities
The following table presents the components of accrued expenses and other current liabilities as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Accrued clinical and nonclinical study costs	$4,650	$3,846
Accrued contract manufacturing	4,704	15,511
Accrued compensation	5,821	2,231
Accrued interest	895	1,434
Accrued restructuring	101	4,856
Accrued professional fees and other	550	793
Total accrued expenses and other current liabilities	$16,721	$28,671
NOTE 6. BORROWINGS
Term Loan
On February 28, 2018, the Company entered into the Term Loan with Hercules. In 2018, $40.0 million was funded under the first and second tranches of the Term Loan. In 2019, $20.0 million was funded under the third tranche of the Term Loan. In 2020, the fourth tranche of the Term Loan was funded in the amount of $15.0 million.
On March 12, 2021, the Company repaid the outstanding principal of $75.0 million and fees in the amount of $8.3 million to Hercules under the Term Loan. The Company recognized a loss on early debt extinguishment of $6.1 million.
Warrants
In conjunction with the Term Loan, the Company issued warrants to Hercules to purchase shares of its common stock.
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
In 2020, warrants were exercised to purchase 106,916 shares of the Company's common stock at an exercise price of $9.35 per share. A total of 68,816 shares of the Company's common stock was issued in a net settlement transaction.
The following table presents the outstanding warrants related to the Term Loan as of December 31, 2021 and 2020.

	Exercise Price	December 31, 2021	December 31, 2020
Common stock warrants - expiring March 2026	$23.92	16,721	16,721
Common stock warrants - expiring December 2026	23.92	8,361	8,361
Common stock warrants - expiring May 2027	23.92	6,270	6,270
Common stock warrants outstanding related to Term Loan		31,352	31,352
Embedded Derivatives and Other Debt Issuance Costs
The Company determined that certain loan features were embedded derivatives requiring bifurcation and separate accounting. Those embedded derivatives were bundled together as a single, compound embedded derivative and then bifurcated and accounted for separately from the host contract. The Company recorded a compound derivative liability which was required to be carried at fair value.
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
The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of December 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s future subsidiaries, if any.
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
At issuance, the Convertible Senior Notes were bifurcated into liability and equity components and accounted for separately. The carrying amount of the liability component was calculated to be $117.7 million by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The carrying amount of the equity component was calculated to be $82.3 million and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The allocation of proceeds into the equity component resulted in a debt discount for the Convertible Senior Notes that was amortized to interest expense at an effective interest rate of 13.5% over the effective life of the Convertible Senior Notes of 7 years, using the effective interest method.
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
The following table presents the carrying amount of the liability and equity components of the Convertible Senior Notes as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Liability component:
Principal	$200,000	$200,000
Unamortized discount - equity component	(68,926)	(77,503)
Unamortized underwriter discounts and issuance costs	(3,562)	(3,827)
Net carrying amount	$127,512	$118,670

Equity component, net of underwriter discounts and issuance costs	$79,498	$79,498
The following table presents the interest expense related to the Convertible Senior Notes for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(in thousands)	2021	2020
Contractual interest expense	$7,000	$4,258
Amortization of debt discount	8,577	4,757
Amortization of underwriter discounts and issuance costs	265	126
Total interest expense	$15,842	$9,141
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

The Company has contractual obligations from its manufacturing service contracts as of December 31, 2021. The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Commercial Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

(in thousands)	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Manufacturing and service contracts	$562,768	$14,838	$125,735	$112,586	$309,609
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's NDA for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint. A hearing on the defendants' motion was scheduled for December 2021, but the court vacated the hearing date and the motion will be decided on the briefs submitted by the parties without any oral argument. In December 2021, the original judge assigned to the case was confirmed to the Ninth Circuit Court of Appeals and in January 2022, the case was reassigned to U.S. District Court Judge Haywood S. Gilliam, Jr. No damages amount is specified in the Securities Class Action.
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
The Derivative Cases have been consolidated by order of the District of Delaware Court and lead plaintiffs' counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021, staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. A consolidated derivative complaint has not yet been filed.

As of December 31, 2021, the Company has not provided for a loss contingency in its financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
NOTE 8. STOCKHOLDERS' EQUITY
On November 15, 2021, the Company entered into a securities purchase agreement with several investors and an officer of the Company, or Registered Direct Equity Financing, pursuant to which the Company agreed to issue and sell to the investors, in a private placement, an aggregate of (i) 4,666,667 shares of the Company’s common stock, together with warrants, or the Common Warrants, to purchase up to 4,666,667 shares of common stock, with each Common Warrant exercisable for one share of common stock at a price of $11.00, and (ii) 2,333,333 pre-funded warrants, or Pre-Funded Warrants, together with the Common Warrants to purchase up to 2,333,333 shares of common stock at a nominal exercise price of $0.001. Each share of common stock and accompanying Common Warrant and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $6.00.
The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the Pre-Funded Warrant is exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The Common Warrants are exercisable commencing on May 15, 2022 until its expiration date, which will be the earliest of: (a) the third anniversary of the date of issuance, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following certain events, including (i) submission of the Company’s new drug application for veverimer with the U.S. Food and Drug Administration (FDA), or (ii) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial, (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of the Company’s common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Net proceeds from the Registered Direct Equity Financing were approximately $41.5 million, after deducting offering costs of $0.5 million. An officer of the Company participated in the Registered Direct Equity Financing and purchased 166,667 shares of common stock and 166,667 Common Warrants at the same terms as the other investors.

Common stock reserved for future issuance as of December 31, 2021 and 2020, consisted of the following.

	December 31, 2021	December 31, 2020
Stock options and RSUs issued and outstanding	10,889,603	8,120,435
Stock options, RSUs and ESPP shares authorized for future issuance	8,308,937	4,053,582
Pre-Funded Warrants authorized for future issuance	2,333,333	—
Common Warrants authorized for future issuance	7,000,000	—
Total	28,531,873	12,174,017
NOTE 9. STOCK-BASED COMPENSATION
Equity Incentive Plans
During 2013, the Company adopted an equity compensation plan, the 2013 Equity Incentive Plan, or 2013 Plan, for eligible employees, officers, directors, advisors, and consultants. The 2013 Plan provided for the grant of incentive and non-statutory stock options. In June 2018, the Company's Board of Directors and stockholders approved the 2018 Equity Incentive Plan, or 2018 Plan. Any shares of common stock covered by awards granted under the 2013 Plan that terminated after June 22, 2018 by expiration, forfeiture, or cancellation were added to the 2018 Plan reserve and shares available for future issuance under the 2013 Plan were canceled. In 2020, the Company’s Board of Directors approved a plan to issue up to 5,000,000 shares of the Company’s common stock, or 2020 Inducement Plan, as an incentive to hiring key personnel. As of December 31, 2021, no shares of common stock have been issued under the 2020 Inducement Plan.
The initial number of shares of common stock available for issuance under the 2018 Plan was 4,000,000. Unless our Board of Directors provides otherwise, beginning on January 1, 2019 and continuing until the expiration of the 2018 Plan, the total number of shares of common stock available for issuance under the 2018 Plan will automatically increase annually on January 1 by the lesser of (i) 3,200,000 shares of Common Stock, (ii) 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year and (iii) an amount determined by the Board of Directors. Under the 2018 Plan, any shares that are forfeited or expired are added back to the shares available for issuance. In the year ended December 31, 2021, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by 2,008,431 shares. As of December 31, 2021, 1,329,921 shares of common stock were available for future issuance of stock options and restricted stock and other stock-based awards under the 2018 Plan.
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
The 2013 Plan provides for early exercise where the stock option holders may exercise their stock options prior to vesting. Under the 2018 Plan, early exercise of stock options may be allowed on a grant by grant basis. Common stock that is issued upon the early exercise of options is subject to repurchase by the Company at the original exercise price at the option of the Company until the vesting date of the stock options. As of December 31, 2021, and 2020, no shares of the Company's common stock were subject to repurchase.
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

The Exchange Offer expired on August 12, 2021. Pursuant to the Exchange Offer, employees elected to exchange outstanding stock options to purchase an aggregate of 1,419,182 shares of common stock for New Options to purchase 621,406 shares of common stock. The New Options have an exercise price of $3.88 per share, which was the closing price per share of the Company’s common stock on the grant date of August 16, 2021. As a result, 797,776 shares of common stock returned to the 2018 Plan reserve and became available for future issuance under the 2018 Plan. Each New Option granted in exchange for a vested option will vest in full on the one-year anniversary following the grant date of the New Option. Each New Option granted in exchange for an unvested option will vest one-third on the one-year anniversary following the grant date of the New Option and followed by equal monthly installments over the remaining two-year period. Each New Option has a maximum term of seven years and was granted as a nonqualified stock option under the 2018 Plan.
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
The following table summarizes stock option activity under the 2013 Plan and the 2018 Plan for the year ended December 31, 2021.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2020	8,030,415	$19.25	7.1	$10,137
Granted	4,792,580	6.71
Granted due to Exchange Offer	621,406	3.88
Exercised	(282,628)	1.31
Forfeited or canceled	(951,406)	25.82
Cancelled due to Exchange Offer	(1,419,182)	30.25
Balance at December 31, 2021	10,791,185	11.24	7.7	$30,694
Vested and expected to vest at December 31, 2021	10,225,651	11.31	7.8	$29,529
Exercisable at December 31, 2021	4,919,378	16.28	6.6	$14,372
In the year ended December 31, 2018, the Company began to issue restricted stock units, or RSUs, to directors under the 2018 Plan. Awards granted to directors vest on the earlier of the one-year anniversary of the award's date of grant or the date of the Company’s next annual meeting of stockholders that occurs following the date of grant. During the year ended December 31, 2020, the Company granted RSUs to certain employees as retention awards which vested on December 31, 2021. The RSUs that vested in 2021 were net share settled, such that the Company withheld shares with a value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld 21 thousand shares for the year ended December 31, 2021 based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price.
The following table summarizes RSU activity under the 2018 Plan for the year ended December 31, 2021.

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	90,020	$16.88
Granted	108,012	5.17
Vested	(96,614)	16.13
Forfeited	(3,000)	11.71
Unvested balance at December 31, 2021	98,418	4.92
The total vest date fair value of RSUs vested in the years ended December 31, 2021 and 2020 were $0.7 million and $0.4 million, respectively.

Employee Stock Purchase Plan
In June 2018, the Company's Board of Directors and stockholders approved the Tricida Inc. ESPP. The ESPP allows eligible employees to have up to 15.0% of their eligible compensation withheld and used to purchase common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 2,500 shares in an offering period, whichever is less. An offering period consisted of a six-month purchase period, with a look back feature to our stock price at the commencement of the offering period. Eligible employees could purchase the Company’s common stock at the end of the offering period at 85% of the lower of the closing price of the Company's common stock on The Nasdaq Global Select Market on the first and last days of the offering periods. In June 2021, the Compensation Committee of the Company's Board of Directors approved modifications to the ESPP, including extending the offering period from six months to 24 months with four six-month purchase periods within each offering period, adjusted the purchase dates from June 30 and December 31 of each calendar year to May 31 and November 30, respectively and increased the maximum number of shares available for purchase during each purchase period to 10,000.
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
In the year ended December 31, 2021, the number of shares of common stock reserved for issuance under the ESPP was increased by 502,107 shares. The Company issued 128,214 shares under the ESPP, representing approximately $0.5 million in employee contributions, for the year ended December 31, 2021. As of December 31, 2021, there were 1,979,016 shares of common stock were available for future issuance under the ESPP.
Performance Awards
In August 2019, the Company granted 594,000 stock options under its 2018 Plan with a performance-based milestone with graded vesting over 18 months. In September 2020, the Company granted 868,500 stock options under the 2018 Plan with performance-based milestones vesting over the estimated service period required to meet the performance-based targets. In January 2021, the Company granted 1,541,102 stock options under the 2018 Plan with performance-based milestones vesting over the estimated service period required to meet the performance-based targets. Compensation expense for performance-based awards is recorded over the estimated service period when the performance conditions are deemed probable of achievement.
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
Expected Dividends: The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future.
The fair value of the stock options granted for the years ended December 31, 2021 and 2020 was calculated with the following assumptions.

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.6%	0.8%
Expected volatility	76.5%	68.6%
Expected term (in years)	5.4	5.8
Expected dividends	—%	—%
The following table summarizes the weighted-average fair value per share of stock options granted and the total intrinsic value of stock options exercised for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020
Stock options granted - weighted-average grant date fair value per share	$4.32	$16.21
Stock options exercised - intrinsic value	1,565	7,405
Stock-Based Compensation
The following table presents stock-based compensation expense as reported in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(in thousands)	2021	2020
Research and development	$10,763	$10,966
General and administrative	15,119	17,332
Total	$25,882	$28,298
As of December 31, 2021, there was approximately $39.8 million of unrecognized stock-based compensation associated with stock options which the Company expects to recognize over a weighted-average period of 2.1 years. As of December 31, 2021, there was approximately $0.2 million of unrecognized stock-based compensation associated with RSUs which the Company expects to recognize over a weighted-average period of 0.4 years.
NOTE 10. RESTRUCTURINGS
Third Quarter 2020 Restructuring
In August 2020, the Company received a Complete Response Letter, or CRL, from the FDA related to its NDA for veverimer. Due to the resulting delay in regulatory approval and commercialization of veverimer, on September 10, 2020, the Compensation Committee of the Board of Directors approved the Tricida, Inc. 2020 Reduction in Force Severance Benefit Plan, or 2020 Restructuring Plan. On September 18, 2020, the Company implemented a restructuring, or Third Quarter 2020 Restructuring, under the 2020 Restructuring Plan to streamline the organization and preserve capital that included the elimination of approximately 21.5% of the Company's workforce as of September 18, 2020 and other cost reductions. Restructuring costs of $2.4 million and $0.3 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss for the year ended December 31, 2020.

Following is a summary of accrued restructuring costs related to the Third Quarter 2020 Restructuring as of December 31, 2021 and 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Total
Balance at January 1, 2020	$—	$—	$—
Charges	2,524	136	2,660
Cash payments made	(2,456)	(137)	(2,593)
Non-cash and other adjustments	(6)	1	(5)
Balance at December 31, 2020	62	—	62
Non-cash and other adjustments	(62)	—	(62)
Balance at December 31, 2021	$—	$—	$—
Fourth Quarter 2020 Restructuring
On October 25, 2020, the Company's Board of Directors approved and on October 28, 2020, the Company implemented a restructuring under the 2020 Restructuring Plan, or Fourth Quarter 2020 Restructuring, to reduce operating costs and better align its workforce with the needs of its business following the completion of the Type A meeting with the FDA in October 2020. The Fourth Quarter 2020 Restructuring resulted in the elimination of approximately 60.0% of the Company's workforce as of October 28, 2020 and included one-time termination severance payments and other employee-related costs, and exit costs including contract termination costs and accelerated depreciation of capitalized software. Restructuring costs of $10.2 million and $0.9 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss for the year ended December 31, 2020. Restructuring costs of $0.1 million recorded in accrued expenses and other current liabilities as of December 31, 2021, related to fixed service contract costs expected to be paid in the first half of 2022.
Following is a summary of accrued restructuring costs related to the Fourth Quarter 2020 Restructuring as of December 31, 2021 and 2020.

(in thousands)	Severance and Benefits Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at January 1, 2020	$—	$—	$—	$—
Charges	7,338	3,077	679	11,094
Cash payments made	(3,555)	(2,032)	—	(5,587)
Non-cash and other adjustments	—	(34)	(679)	(713)
Balance at December 31, 2020	3,783	1,011	—	4,794
Cash payments made	(4,013)	(847)	—	(4,860)
Non-cash and other adjustments	230	(63)	—	167
Balance at December 31, 2021	$—	$101	$—	$101

NOTE 11. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(In thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(176,566)	$(264,791)
Denominator:
Weighted average common shares outstanding	51,280,697	50,030,053
Less: weighted average shares subject to repurchase	—	(2,318)
Weighted average number of shares used in basic and diluted net loss per share	51,280,697	50,027,735
Net loss per share, basic and diluted	$(3.44)	$(5.29)
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

	December 31,
	2021	2020
Warrants to purchase common stock (excluding Pre-Funded Warrants, which are included in the weighted average common shares outstanding)	7,031,352	31,352
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Options and RSUs issued and outstanding	10,889,603	8,120,435
Total	23,940,515	14,171,347
NOTE 12. INCOME TAXES
The Company did not record a provision or benefit for income taxes for the years ended December 31, 2021 and 2020. The significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 are shown below.

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$161,847	$131,116
Research and development credits	15,425	13,307
Capitalized assets	210	286
Accruals and reserves	1,028	1,463
Operating lease liabilities	2,955	3,183
Stock-based compensation	11,155	8,861
Gross deferred tax assets	192,620	158,216
Deferred tax liabilities
Convertible Senior Notes basis difference	(14,512)	(16,310)
Operating lease right-of-use assets	(2,560)	(2,904)
Gross deferred tax liabilities	(17,072)	(19,214)
Total net deferred tax assets	175,548	139,002
Less: valuation allowance	(175,548)	(139,002)
Net deferred tax assets	$—	$—

A valuation allowance is established when it is more likely than not that a deferred tax asset will not be realized. As of December 31, 2021 and 2020, the Company's valuation allowance was $175.5 million and $139.0 million, respectively. The valuation allowance increased by $36.5 million for the year ended December 31, 2021. The increase in the 2021 valuation allowance was primarily due to the addition of the 2021 net operating loss carryforwards.
The following is a reconciliation between the U.S. federal income statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
U.S. federal statutory rate	21.0%	21.0%
Stock-based compensation	(1.3)	(0.2)
Change to valuation allowance	(20.7)	(22.5)
Research and development credits	1.2	1.6
Other	(0.2)	0.1
Effective tax rate	—%	—%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Company does not expect the provisions of the CARES Act to have a significant impact on its financial statements in future periods.
As of December 31, 2021, the Company had approximately $740.9 million of federal net operating losses available for future use. Federal net operating losses incurred prior to January 1, 2018 of approximately $89.1 million expire beginning in 2033 while federal net operating losses incurred after December 31, 2017 of approximately $651.8 million have an indefinite carryforward period, subject to annual limitations. Federal research credits of approximately $14.5 million that are available for future use expire beginning in 2033.
As of December 31, 2021, the Company also had approximately $89.6 million of state net operating losses available for future use that expire beginning in 2033 and state research credits of approximately $6.2 million that have no expiration date.
Utilization of the net operating loss carryforwards and the research and development credits carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. An ownership change is, as a general matter, triggered by sales or acquisitions of the Company's stock in excess of 50.0% on a cumulative basis during a three-year period by persons or groups of persons owning 5.0% or more of our total equity value. If the Company had experienced an ownership change at any time since its formation, utilization of the net operating loss or research credit carryforwards would have been subject to an annual limitation under Section 382 of the Code. Such limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term and tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss or research credit carryforwards before utilization. In the fourth quarter of 2020, the Company completed a Section 382 ownership change analysis to assess whether any ownership changes had occurred from the Company’s formation through June 30, 2020, and concluded that the Company may have experienced multiple ownership changes during this time. The annual limitation may have limited the Company’s ability to utilize net operating losses against taxable income in a given year for both federal and state purposes, however, remaining net operating losses and credits will be available in future years before expiration during their respective carryforward periods. As of December 31, 2021, the Company estimates no new ownership changes would have occurred, as no material equity issuances occurred since June 30, 2020. However, if the Company had experienced an ownership change during this time, the Company's ability to use all of its pre-change net operating carryforwards and other tax attributes, such as research tax credits, to offset its post-change income or taxes in future years may be limited before the expiration of the carryforward periods.

ASC Topic 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $4.2 million and $3.7 million, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on continuing operations. The gross unrecognized tax benefits activity for the years ended December 31, 2021 and 2020 is as follows.

	Years Ended December 31,
(in thousands)	2021	2020
Gross unrecognized tax benefits at beginning of year	$3,685	$2,543
Additions for tax positions related to prior year	—	21
Decrease related to prior year tax provisions	(38)	—
Additions for tax positions related to current year	593	1,121
Gross unrecognized tax benefits at end of year	$4,240	$3,685
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2021.
The Company files income tax returns with federal tax authorities as well as various states tax authorities in the United States. The Company’s tax years from 2013 to 2021 will remain open for examination by the federal and state authorities for three and four years respectively, from the date of utilization of any net operating loss or tax credits. The Company is not currently subject to income tax examinations by any authority.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and corporate governance is incorporated by reference to the information set forth in the sections titled “General” and “Corporate Governance” in our Proxy Statement. Information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in our Proxy Statement. Information required by this Item regarding our Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related-Person Transactions” and “Corporate Governance” in our Proxy Statement.
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

4.3	Specimen common stock certificate of the Registrant (incorporated by reference to 4.3 to the Registration Statement on form S-1 (333-225420), Amendment No. 2 filed on June 25, 2018).

4.4	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 28, 2019).

4.5	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 28, 2019).

4.6	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of December 13, 2019 (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 2, 2020).

4.7	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of May 19, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2020).

4.8	Warrant Agreement to Purchase Shares of Common Stock of the Company, dated as of May 19, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 19, 2020).

4.9
Indenture, dated May 22, 2020, between Tricida, Inc. and U.S. Bank National Association, including the form of 3.50% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2020).

4.10	Description of the Company's Common Stock, $0.001 par value (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on February 26, 2021).

4.11
Form of Securities Purchase Agreement dated as of November 12, 2021, by and among Tricida, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2021).

4.12	Form of the Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 15, 2021).

4.13	Form of the Pre-Funded Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 15, 2021).

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

10.9
Third Amendment to Lease, dated August 14, 2019, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on August 19, 2019).

10.10*
Fourth Amendment to Lease, dated December 14, 2020, between the Registrant and ARE-San Francisco No. 17, LLC (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on February 26, 2021).

10.11+	Master Development/Validation Services and Clinical/Launch Supply Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (333-225420) filed on June 4, 2018).

10.12†*
Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated October 4, 2019 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 2, 2020).

10.13†
Amendment No.1 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2021).

10.14†
Amendment No. 2 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated August 26, 2021. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2021)

10.15^	Tricida, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on February 22, 2019).

10.16^	Form of Tricida, Inc. Executive Severance Benefit Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2020).

10.17^	Tricida, Inc. Executive Retention Agreement Template (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 9, 2020).

10.18^	Tricida, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on January 8, 2021).

10.19^	Tricida, Inc. Executive Retention Agreement Template Amendment (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2021).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Taxonomy.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
^	Management contracts and compensation plans and arrangements.
+	Confidential treatment with respect to specific portions of this Exhibit has been granted, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
†	Certain portions of this exhibit ((indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRICIDA, INC.

Dated: March 29, 2022

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

SIGNATURE		DATE

/s/ Gerrit Klaerner	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2022
Gerrit Klaerner, Ph.D.

/s/ Geoffrey M. Parker	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 29, 2022
Geoffrey M. Parker

/s/ Annie Yoshiyama	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2022
Annie Yoshiyama

/s/ Klaus Veitinger	Chairman of the Board of Directors	March 29, 2022
Klaus Veitinger, M.D., Ph.D., M.B.A.

/s/ Robert J. Alpern	Director	March 29, 2022
Robert J. Alpern, M.D.

/s/ David Bonita	Director	March 29, 2022
David Bonita, M.D.

/s/ Sandra I. Coufal	Director	March 29, 2022
Sandra I. Coufal, M.D.

/s/ Kathryn Falberg	Director	March 29, 2022
Kathryn Falberg

/s/ David Hirsch	Director	March 29, 2022
David Hirsch, M.D., Ph.D.