Form 10-Q
period 2022-03-31
Tricida, Inc.
filed 2022-05-10
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 6, 2022, the registrant had 55,424,875 shares of common stock, par value $0.001 per share, outstanding.

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
•our ability to conduct additional financings;
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
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under, or referenced in, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Investors in our securities are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Investors in our securities should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,712	$21,113
Short-term investments	106,014	119,419
Prepaid expenses and other current assets	4,269	5,004
Total current assets	127,995	145,536
Long-term investments	—	10,043
Property and equipment, net	688	769
Operating lease right-of-use assets	11,731	12,158
Total assets	$140,414	$168,506

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,535	$10,023
Current operating lease liabilities	2,756	2,736
Accrued expenses and other current liabilities	16,703	16,721
Total current liabilities	24,994	29,480

Convertible Senior Notes, net	194,894	127,512
Non-current operating lease liabilities	10,826	11,296
Total liabilities	230,714	168,288
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 55,397,158 and 55,363,461 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	55	55
Additional paid-in capital	737,685	810,618
Accumulated other comprehensive income (loss)	(377)	(91)
Accumulated deficit	(827,663)	(810,364)
Total stockholders’ equity (deficit)	(90,300)	218
Total liabilities and stockholders’ equity	$140,414	$168,506
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$18,504	$32,175
General and administrative	9,170	9,895
Total operating expenses	27,674	42,070
Loss from operations	(27,674)	(42,070)
Other income (expense), net	8	445
Interest expense	(1,973)	(5,613)
Loss on early extinguishment of Term Loan	—	(6,124)
Net loss	(29,639)	(53,362)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(286)	(105)
Total comprehensive loss	$(29,925)	$(53,467)
Net loss per share, basic and diluted	$(0.51)	$(1.06)
Weighted-average number of shares outstanding, basic and diluted	57,718,979	50,247,698
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,363,461	$55	$810,618	$(91)	$(810,364)	$218
Cumulative effect of ASU 2020-06 adoption	—	—	(79,498)	—	12,340	(67,158)
Issuance of common stock under equity incentive plans	33,697	—	41	—	—	41
Stock-based compensation	—	—	6,524	—	—	6,524
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(29,639)	(29,639)
Balance at March 31, 2022	55,397,158	$55	$737,685	$(377)	$(827,663)	$(90,300)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	$50	$748,712	$(41)	$(687,160)	$61,561
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(29,639)	$(53,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	134
Non-cash operating lease costs	(24)	248
Amortization of premiums and accretion of discounts on investments, net	(29)	209
Accretion of Term Loan and Convertible Senior Notes	223	2,628
Loss on early extinguishment of Term Loan	—	6,124
Stock-based compensation	6,524	6,042
Changes in compound derivative liability	—	(202)
Other non-cash items	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	737	1,520
Accounts payable	(4,488)	1,815
Accrued expenses and other liabilities	213	3,895
Net cash used in operating activities	(26,402)	(30,978)
Investing activities:
Purchases of investments	(32,059)	(59,932)
Proceeds from maturities of investments	55,250	76,824
Purchases of property and equipment	—	(76)
Net cash provided by investing activities	23,191	16,816
Financing activities:
Proceeds from equity offerings, net	(33)	—
Proceeds from issuance of common stock under equity incentive plans	41	115
Payments for taxes related to net share settlement of equity awards	(198)	—
Repayment of leasehold improvement loan	—	(15)
Cash paid for early extinguishment of Term Loan	—	(83,285)
Net cash used in financing activities	(190)	(83,185)
Net decrease in cash and cash equivalents	(3,401)	(97,347)
Cash and cash equivalents at beginning of period	21,113	137,857
Cash and cash equivalents at end of period	$17,712	$40,510
Supplemental disclosures
Cash paid for interest	$—	$1,774
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013. The Company is focused on the development and commercialization of its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis and slow chronic kidney disease, or CKD, progression in patients with metabolic acidosis and CKD.
Funding Requirements—The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through March 31, 2022, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company has incurred losses and negative cash flows from operations since its inception in 2013 and management anticipates that the Company will continue to incur net losses for the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $827.7 million. Existing cash, cash equivalents and investments are not likely to be sufficient to fund the Company's operations through the second quarter of 2023 as management expects to incur additional losses in the future to conduct research and development and pre-commercialization activities. Management recognizes that the Company will need to raise additional capital to fully implement its business plan. The Company plans to evaluate obtaining additional capital prior to the end of 2022. In addition, the Company has Common Warrants outstanding that are eligible for exercise at the discretion of the holders starting on May 15, 2022. See a full description of the Common Warrants in Note 6. "Stockholders' Equity".
If financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed financial statements.
The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited condensed financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2021 has been derived from audited financial statements.
Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, other than the adoption of ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, as described below.
Recent Accounting Pronouncements
Adopted Standards
In August 2020, the FASB issued ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification, or ASC, 470-20, Debt – Debt with Conversion and Other Options, or ASC 470-20, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract.
The Company adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective method. On adoption, the Company accounted for the Convertible Senior Notes as a single liability measured at amortized cost resulting in reduced prospective non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component. The cumulative impact of the adoption of ASU 2020-06 reflected on the Company's condensed balance sheet as of January 1, 2022 is as follows.

in thousands	Balance at December 31, 2021	Cumulative Impact of ASU 2020-06 Adoption	Balance at January 1, 2022
Liabilities
Convertible Senior Notes, net	$127,512	$67,158	$194,670
Stockholder's Equity
Additional paid-in capital	810,618	(79,498)	731,120
Accumulated deficit	(810,364)	12,340	(798,024)
Under the modified retrospective method, financial information and disclosures for periods before January 1, 2022 will continue to be presented in accordance with ASC 470-20. The adoption did not impact previously reported amounts in our condensed statements of operations and comprehensive loss and cash flows and our basic and diluted net loss per share amounts.
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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of March 31, 2022 and December 31, 2021.

	March 31, 2022
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,370	$—	$—	$2,370	$2,370	$—	$—
Level 1:
Money market funds	10,351	—	—	10,351	10,351	—	—
U.S. Treasury securities	31,087	—	(107)	30,980	—	30,980	—
Subtotal	41,438	—	(107)	41,331	10,351	30,980	—
Level 2:
U.S. government agency securities	5,000	—	(13)	4,987	—	4,987	—
Commercial paper	73,182	—	(144)	73,038	4,991	68,047	—
Corporate debt securities	2,022	—	(22)	2,000	—	2,000	—
Subtotal	80,204	—	(179)	80,025	4,991	75,034	—
Total assets measured at fair value	$124,012	$—	$(286)	$123,726	$17,712	$106,014	$—

	December 31, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,965	$—	$—	$2,965	$2,965	$—	$—
Level 1:
Money market funds	18,148	—	—	18,148	18,148	—	—
U.S. Treasury securities	8,028	—	(11)	8,017	—	—	8,017
Subtotal	26,176	—	(11)	26,165	18,148	—	8,017
Level 2:
U.S. government agency securities	10,000	—	—	10,000	—	10,000	—
Commercial paper	107,397	20	(4)	107,413	—	107,413	—
Corporate debt securities	4,036	—	(4)	4,032	—	2,006	2,026
Subtotal	121,433	20	(8)	121,445	—	119,419	2,026
Total assets measured at fair value	$150,574	$20	$(19)	$150,575	$21,113	$119,419	$10,043
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., measured at fair value on a recurring basis using Level 3 unobservable inputs for the three months ended March 31, 2022 and 2021. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

	Three Months Ended March 31,
(in thousands)	2022	2021
Fair value at beginning of period	$—	$202
Extinguishment of compound derivative liability upon extinguishment of Term Loan	—	(202)
Fair value at end of period	$—	$—
The estimated fair value of the Convertible Senior Notes was $105.6 million as of March 31, 2022 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 21.8% and volatility of 85.0%.
NOTE 4. BORROWINGS
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of March 31, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
At issuance, the Convertible Senior Notes were bifurcated into liability and equity components and accounted for separately. The carrying amount of the liability component was calculated to be $117.7 million by measuring the fair value of similar debt instruments that did not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The carrying amount of the equity component was calculated to be $82.3 million and was recorded in additional paid-in capital. The allocation of proceeds into the equity component resulted in a debt discount for the Convertible Senior Notes that was amortized to interest expense at an effective interest rate of 13.5% through December 31, 2021, over the effective life of the Convertible Senior Notes of 7.0 years, using the effective interest method.
As discussed in Note 2. "Summary of Significant Accounting Policies", effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible Senior Notes as a single liability measured at amortized cost. The following table presents the Convertible Senior Notes' outstanding balances as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Liability component:
Principal	$200,000	$200,000
Unamortized discount - equity component	—	(68,926)
Unamortized underwriter discounts and issuance costs	(5,106)	(3,562)
Net carrying amount	$194,894	$127,512

Equity component, net of underwriter discounts and issuance costs	$—	$79,498

The remaining unamortized debt discount is being amortized to interest expense at an effective interest rate of 4.1% over approximately 5.2 years which is also the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest expense	$1,750	$1,750
Amortization of debt discount	—	2,047
Amortization of underwriter discounts and issuance costs	223	59
Total interest expense	$1,973	$3,856
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
The Supply Agreement may be terminated by either party following an uncured material breach by the other party, in the event the other party becomes insolvent or subject to bankruptcy proceedings, or in connection with a force majeure event that continues beyond 12 months. In addition, the Supply Agreement may be terminated by the Company upon the occurrence of certain regulatory events or actions, including: (i) if the Company does not obtain regulatory approval for veverimer by a specified date or (ii) if the Company terminates its commercialization of veverimer or fails to launch veverimer by a specified date. The Company’s obligation to purchase veverimer is subject to minimum and maximum annual commitments, with the minimum commitments subject to modest reduction in certain circumstances. Patheon has agreed to make facility improvements under the Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing veverimer. Under the Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments will be expensed to research and development prior to U.S. Food and Drug Administration, or FDA, approval of veverimer.
The Company has contractual obligations from its manufacturing service contracts as of March 31, 2022. The purchase obligations are comprised of our non-cancelable purchase commitments under our Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

(in thousands)	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Manufacturing and service contracts	$549,848	$13,475	$123,083	$110,210	$303,080
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's New Drug Application, or NDA, for veverimer and the likelihood and timing of approval of veverimer by the FDA.

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
As of March 31, 2022, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the Pre-Funded Warrants are exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The Common Warrants are exercisable commencing on May 15, 2022 until their expiration date, which will be the earliest of: (a) the third anniversary of the date of issuance, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following certain events, including (i) submission of the Company’s NDA for veverimer with the FDA, or (ii) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial, (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of the Company’s common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Net proceeds from the Registered Direct Equity Financing were approximately $41.5 million, after deducting offering costs of $0.5 million. An officer of the Company participated in the Registered Direct Equity Financing and purchased 166,667 shares of common stock and 166,667 Common Warrants at the same terms as the other investors.
Common stock reserved for future issuance as of March 31, 2022 and December 31, 2021, consisted of the following.

	March 31, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	13,846,367	10,889,603
Stock options, restricted stock units and employee stock purchase plan shares authorized for future issuance	8,086,648	8,308,937
Pre-Funded Warrants authorized for future issuance	2,333,333	2,333,333
Common Warrants authorized for future issuance	7,000,000	7,000,000
Total	31,266,348	28,531,873
NOTE 7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(29,639)	$(53,362)
Denominator:
Weighted-average common shares outstanding	55,385,646	50,247,698
Weighted-average Pre-Funded Warrants outstanding	2,333,333	—
Weighted-average number of shares used in basic and diluted net loss per share	57,718,979	50,247,698
Net loss per share, basic and diluted	$(0.51)	$(1.06)
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

	March 31,
	2022	2021
Warrants to purchase common stock (excluding Pre-Funded Warrants, which are included in weighted-average common shares outstanding)	7,031,352	31,352
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Stock options and restricted stock units issued and outstanding	13,846,367	11,704,679
Total potential common shares excluded from the computation of diluted net loss per share	26,897,279	17,755,591

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Investors in our securities should review Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently conducting a renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), to determine if veverimer slows CKD progression in patients with metabolic acidosis and CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. The primary endpoint of the VALOR-CKD trial is the time to first occurrence of any event in the composite of renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate, or eGFR, which is also known as DD40. The VALOR-CKD trial is a multi-national trial that is being conducted at over 200 sites worldwide. Enrollment of patients in the VALOR-CKD trial was completed at the end of 2021 with 1,480 subjects randomized. As of May 9, 2022, the average duration of treatment in the VALOR-CKD trial was approximately 25 months and the trial had accrued 233 subjects with positively adjudicated primary endpoint events. We currently anticipate that the VALOR-CKD trial will be terminated early, through an administrative stop, to occur in the second quarter of 2022, with continued accrual of primary endpoint events into the third quarter of 2022. The reporting of top-line results from the VALOR-CKD trial is anticipated to occur early in the fourth quarter of 2022.
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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through March 31, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our initial public offering, or IPO, on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $29.6 million and $53.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $827.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions. Our business operations and those of our business partners, vendors, government regulators and other third parties may be affected by global or regional events, such as the on-going COVID-19 outbreak and the Russian invasion of Ukraine. At this time, COVID-19 has not materially impacted our current financial resources or our outlook. Our VALOR-CKD trial has sixteen sites located in Ukraine, which include approximately 15% of the patients randomized in the trial. Actions taken by the Russian Federation, beginning in February 2022, in Ukraine and surrounding areas may have a material adverse effect on our ability to adequately conduct VALOR-CKD clinical trial procedures and maintain compliance with the trial protocol in Ukraine, due to the prioritization of hospital resources away from clinical trials, reallocation or evacuation of site staff and subjects, or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. We may not be able to access sites for monitoring and we may not be able to obtain data from affected sites going forward. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient investigational materials in Ukraine and surrounding regions. If our access to VALOR-CKD trial sites and data were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on the VALOR-CKD trial and our financial runway.
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
•seek regulatory approval for veverimer, including any activities necessary for the resubmission of the New Drug Application, or NDA, for veverimer;
•maintain, expand and protect our intellectual property portfolio; and
•maintain operational, financial and management information systems to support ongoing operations, including operating as a public company.

We do not expect to generate any revenue from product sales until we successfully complete development and obtain regulatory approval for veverimer. If we obtain regulatory approval for veverimer, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through available cash from our prior equity offerings and the Convertible Senior Note issuance, and, as necessary, through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop and, if approved, commercialize veverimer. We believe that our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023.
Components of Our Results of Operations
Research and Development Expense
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, bonuses, benefits, travel and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions; expenses incurred under agreements with clinical research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing processes optimization and the cost of manufacturing drug substance for commercial and clinical use as well as drug product to support the ongoing VALOR-CKD trial; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$18,504	$32,175	$(13,671)	(42)%
General and administrative	9,170	9,895	(725)	(7)%
Total operating expenses	27,674	42,070	(14,396)	(34)%
Loss from operations	(27,674)	(42,070)	14,396	(34)%
Other income (expense), net	8	445	(437)	(98)%
Interest expense	(1,973)	(5,613)	3,640	(65)%
Loss on early extinguishment of Term Loan	—	(6,124)	6,124	(100)%
Net loss	$(29,639)	$(53,362)	$23,723	(44)%
Research and Development Expense
The following table presents our research and development expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Clinical development costs	$11,980	$25,675	$(13,695)	(53)%
Personnel and related costs	2,830	3,173	(343)	(11)%
Stock-based compensation expense	2,785	2,406	379	16%
Other research and development costs	909	921	(12)	(1)%
Total research and development expense	$18,504	$32,175	$(13,671)	(42)%
Research and development expense was $18.5 million and $32.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $13.7 million was primarily due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $13.7 million related to drug substance manufacturing costs and other clinical trial costs related to our VALOR-CKD trial.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Personnel and related costs	$2,336	$2,560	$(224)	(9)%
Stock-based compensation expense	3,739	3,636	103	3%
Other general and administrative costs	3,095	3,699	(604)	(16)%
Total general and administrative expense	$9,170	$9,895	$(725)	(7)%
General and administrative expense was $9.2 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.7 million was primarily due to a decrease in other general and administrative costs of $0.6 million related to a reduction in legal and consulting fees.

Non-Operating Income (Expense)
The following table presents our non-operating income (expense) for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Other income (expense), net	$8	$445	$(437)	(98)%
Interest expense	(1,973)	(5,613)	3,640	(65)%
Loss on early extinguishment of Term Loan	—	(6,124)	6,124	(100)%
Other income (expense), net decreased by $0.4 million for the three months ended March 31, 2022 due to decreased interest income from investments and changes in compound derivative liability. Interest expense decreased $3.6 million for the three months ended March 31, 2022 due the effect of the adoption ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) on January 1, 2022, which resulted in reduced non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component of the Convertible Senior Notes and the repayment of the Term Loan in March 2021. The loss on early extinguishment of Term Loan was recognized in March 2021 on repayment of the Term Loan.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through March 31, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our IPO on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million Convertible Senior Notes ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the Term Loan with Hercules on February 28, 2018. As of March 31, 2022, we had cash, cash equivalents and investments of $123.7 million.
Convertible Senior Notes
On May 22, 2020, we issued $200.0 million aggregate principal amount of Convertible Senior Notes pursuant to an indenture, dated as of May 22, 2020, or the Indenture, between us and U.S. Bank National Association, as trustee. Net proceeds from the offering were $193.3 million after deducting underwriting discounts, commissions and other offering costs of approximately $6.7 million.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of March 31, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Registered Direct Equity Financing
On November 15, 2021, we consummated a registered direct equity financing pursuant to which we sold an aggregate of 4,666,667 shares of our common stock, pre-funded warrants to purchase up to 2,333,333 shares of our common stock and common warrants to purchase up to 7,000,000 shares of our common stock. Each share of common stock and accompanying common warrant and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $6.00. The pre-funded warrants are immediately exercisable at a nominal exercise price of $0.001. The common warrants are exercisable at an exercise price of $11.00 on or after May 15, 2022. Net proceeds were approximately $41.5 million, after deducting offering costs of $0.5 million.
The pre-funded warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the pre-funded warrants are exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The common warrants are exercisable commencing on May 15, 2022 until their expiration date, which will be the earliest of: (a) the third anniversary of the date of issuance, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following certain events, including (i) submission of the NDA for veverimer with the FDA, or (ii) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial, (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of our common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $827.7 million. Existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023 as we expect to incur additional losses in the future to conduct research and development and pre-commercialization activities. We recognize that we will need to raise additional capital to fully implement our business plan. We plan to evaluate obtaining additional capital prior to the end of 2022. In addition, we have common warrants outstanding that are eligible for exercise at the discretion of the holders starting on May 15, 2022.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•the progress, outcome and results of our ongoing VALOR-CKD trial;
•the impact of termination of our VALOR-CKD trial;
•the costs and timing of resubmission of our NDA and, as necessary, our success in addressing the deficiencies identified by the FDA in the Complete Response Letter and issues raised in the Appeal Denied Letter related to our NDA for veverimer;
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
Cash Flows
The following table presents a summary of the net cash flow activity for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(26,402)	$(30,978)
Investing activities	23,191	16,816
Financing activities	(190)	(83,185)
Net decrease in cash and cash equivalents	$(3,401)	$(97,347)
Cash Used in Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $26.4 million, which consisted of a net loss of $29.6 million, adjusted by non-cash charges of $6.8 million and changes in cash used in operating assets and liabilities of $3.5 million. Non-cash charges consisted primarily of stock-based compensation of $6.5 million, accretion of Convertible Senior Notes of $0.2 million and depreciation and amortization of $0.1 million. Changes in cash used in our operating assets and liabilities were primarily due to a decrease in accounts payable of $4.5 million, partially offset by a decrease in prepaid expenses and other assets of $0.7 million and an increase in accrued expenses and other current liabilities of $0.2 million.
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

Cash Provided by Investing Activities
Net cash provided by investing activities was $23.2 million and $16.8 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by investing activities during the three months ended March 31, 2022 was due to maturities of investments of $55.3 million, partially offset by purchases of investments of $32.1 million. Net cash provided by investing activities during the three months ended March 31, 2021 was due to maturities of investments of $76.8 million, partially offset by purchases of investments of $59.9 million and purchases of property and equipment of $0.1 million.
Cash Used in Financing Activities
Net cash used in financing activities was $0.2 million and $83.2 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in financing activities during the three months ended March 31, 2022 was primarily due payments for taxes related to net share settlement of equity awards of $0.2 million. Net cash used in financing activities during the three months ended March 31, 2021 was primarily due to cash paid for early extinguishment of Term Loan of $83.3 million, partially offset by proceeds from the issuance of common stock under equity award plans of $0.1 million.
Contractual Obligations and Commitments
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
Our existing cash, cash equivalents and investments as of March 31, 2022 are not likely to be sufficient to meet our contractual obligations through the second quarter of 2023, as we expect to incur additional losses in the future to conduct research and development and pre-commercialization activities and recognize that we will need to raise additional capital to fully implement our business plan.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2022, compared to the year ended December 31, 2021. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, please read the information under the heading “Contingencies” in Part I, Item 1Note 5. "Commitments and Contingencies", to our condensed financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, together with the other information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in our filings with the SEC could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
We will require substantial additional financing to achieve our goals, including the possible resubmission of the New Drug Application, or NDA, for veverimer and commercialization of veverimer, if approved. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our clinical trials, product development, other operations or commercialization efforts of veverimer, or to cease operations altogether.
We are currently advancing veverimer through clinical development. As of March 31, 2022, we had working capital of $103.0 million and cash, cash equivalents and investments of $123.7 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with termination of the VALOR-CKD trial, obtaining data from that trial and resubmission of the NDA for veverimer. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our cash, cash equivalents and investments of $123.7 million as of March 31, 2022, will allow us to continue funding our operations through the first quarter of 2023. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
The amount and timing of our future funding requirements and our ability to raise additional capital will depend on many factors, including, but not limited to:
•    the ability of the VALOR-CKD trial to achieve its primary endpoint and for data from that trial to be sufficient to support NDA resubmission and/or approval;
•    the time and cost necessary to obtain regulatory approvals for veverimer and any future drug candidates that we develop, in-license or acquire;

•    our ability to obtain approval for veverimer through the traditional approval process or the Accelerated Approval Program;
•    the costs associated with the delays in regulatory approval and resubmission of our NDA, and any increased costs associated with raising capital in light of such delays;
•    the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including our ongoing VALOR-CKD trial, in a timely manner, or potential future nonclinical and/or clinical studies and trials we may be required to conduct;
•    the costs associated with conducting additional clinical trials for veverimer, if any, that the U.S. Food and Drug Administration and/or foreign regulatory agencies may require us to conduct prior to approval to market veverimer;
•    the costs of postmarketing studies or clinical trials for veverimer that could be required by regulatory agencies or that we might otherwise choose to conduct;
•    the costs of obtaining commercial supplies of veverimer;
•    our ability to successfully commercialize veverimer;
•    the manufacturing, selling and marketing costs associated with veverimer, including the cost and timing of establishing our sales and marketing and medical affairs capabilities;
•    the cost of fulfilling our minimum contractual obligations to our suppliers and vendors;
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
•    the cash requirements of any future acquisitions or discovery of future drug candidates, if any;
•    the costs of hiring and retaining personnel;
•    the time and cost necessary to respond to technological and market developments;
•    the potential impact of epidemics and pandemics, including COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters on the health care system, financial markets and economy generally and on our business in particular, including the potential impact on retention of patients in the VALOR-CKD trial, subject compliance with the study protocol, or the power of our VALOR-CKD trial;
•    the costs of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation; and
•    the costs of defending against claims brought against the Company, its management and/or its Board of Directors, including litigation costs associated with shareholder, class action and derivative suits.
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

Although we have been successful in obtaining financing through the issuance of our equity and debt securities and other debt financing, we cannot assure you that we will be able to do so in the future. If financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate some of its development programs or its future commercialization efforts, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this report.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022

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