Form 10-Q
period 2022-06-30
Tricida, Inc.
filed 2022-08-08
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 4, 2022, the registrant had 55,668,880 shares of common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding endpoint accrual, the geographic distribution of endpoint events, outcome and reporting of results of our VALOR-CKD trial;
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
•the potential impact of epidemics and pandemics, including COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters, on the health care system, financial markets and economy generally and on our business, including on our VALOR-CKD trial, in particular; and
•our financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,152	$21,113
Short-term investments	76,543	119,419
Prepaid expenses and other current assets	3,685	5,004
Total current assets	102,380	145,536
Long-term investments	—	10,043
Property and equipment, net	611	769
Operating lease right-of-use assets	11,297	12,158
Total assets	$114,288	$168,506

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,740	$10,023
Current operating lease liabilities	2,777	2,736
Accrued expenses and other current liabilities	13,530	16,721
Total current liabilities	20,047	29,480

Convertible Senior Notes, net	195,119	127,512
Non-current operating lease liabilities	10,346	11,296
Total liabilities	225,512	168,288
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 55,661,343 and 55,363,461 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	56	55
Additional paid-in capital	745,394	810,618
Accumulated other comprehensive income (loss)	(475)	(91)
Accumulated deficit	(856,199)	(810,364)
Total stockholders’ equity (deficit)	(111,224)	218
Total liabilities and stockholders’ equity (deficit)	$114,288	$168,506
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,859	$19,781	$35,363	$51,956
General and administrative	9,824	9,550	18,994	19,445
Total operating expenses	26,683	29,331	54,357	71,401
Loss from operations	(26,683)	(29,331)	(54,357)	(71,401)
Other income (expense), net	123	(296)	131	149
Interest expense	(1,976)	(3,926)	(3,949)	(9,539)
Loss on early extinguishment of Term Loan	—	—	—	(6,124)
Net loss	(28,536)	(33,553)	(58,175)	(86,915)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(98)	(21)	(384)	(126)
Total comprehensive loss	$(28,634)	$(33,574)	$(58,559)	$(87,041)
Net loss per share, basic and diluted	$(0.49)	$(0.67)	$(1.01)	$(1.73)
Weighted-average number of shares outstanding, basic and diluted	57,825,636	50,294,787	57,772,602	50,271,373
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,363,461	$55	$810,618	$(91)	$(810,364)	$218
Cumulative effect of ASU 2020-06 adoption	—	—	(79,498)	—	12,340	(67,158)
Issuance of common stock under equity incentive plans	33,697	—	41	—	—	41
Stock-based compensation	—	—	6,524	—	—	6,524
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(29,639)	(29,639)
Balance at March 31, 2022	55,397,158	55	737,685	(377)	(827,663)	(90,300)
Issuance of common stock under equity incentive plans	264,185	1	638	—	—	639
Stock-based compensation	—	—	7,071	—	—	7,071
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(28,536)	(28,536)
Balance at June 30, 2022	55,661,343	$56	$745,394	$(475)	$(856,199)	$(111,224)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	50	748,712	(41)	(687,160)	61,561
Issuance of common stock under equity incentive plans	156,009	—	333	—	—	333
Stock-based compensation	—	—	6,609	—	—	6,609
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(33,553)	(33,553)
Balance at June 30, 2021	50,428,734	$50	$755,654	$(62)	$(720,713)	$34,929
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(58,175)	$(86,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	253
Non-cash operating lease costs	(49)	496
Amortization of premiums and accretion of discounts on investments, net	(37)	335
Accretion of Term Loan and Convertible Senior Notes	449	4,804
Loss on early extinguishment of Term Loan	—	6,124
Stock-based compensation	13,595	12,651
Changes in compound derivative liability	—	(202)
Other non-cash items	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,320	(752)
Accounts payable	(6,284)	(769)
Accrued expenses and other liabilities	(2,961)	(9,103)
Net cash used in operating activities	(51,984)	(73,107)
Investing activities:
Purchases of investments	(48,926)	(96,883)
Proceeds from maturities of investments	101,500	137,949
Purchases of property and equipment	—	(76)
Net cash provided by investing activities	52,574	40,990
Financing activities:
Proceeds from equity offerings, net	(33)	—
Proceeds from issuance of common stock under equity incentive plans	680	448
Payments for taxes related to net share settlement of equity awards	(198)	—
Repayment of leasehold improvement loan	—	(38)
Cash paid for early extinguishment of Term Loan	—	(83,285)
Net cash provided by (used in) financing activities	449	(82,875)
Net increase (decrease) in cash and cash equivalents	1,039	(114,992)
Cash and cash equivalents at beginning of period	21,113	137,857
Cash and cash equivalents at end of period	$22,152	$22,865
Supplemental disclosures
Cash paid for interest	$3,500	$5,274
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013. The Company is focused on the development and commercialization of its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to slow chronic kidney disease, or CKD, progression through the treatment of metabolic acidosis in patients with metabolic acidosis and CKD.
Funding Requirements—The Company has sustained operating losses and expects such annual losses to continue over the next several years. The Company’s ultimate success depends on the outcome of its research and development and commercialization activities for veverimer, for which it expects to incur additional losses in the future. Through June 30, 2022, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company has incurred losses and negative cash flows from operations since its inception in 2013 and management anticipates that the Company will continue to incur net losses for the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $856.2 million. Existing cash, cash equivalents and investments are not likely to be sufficient to fund the Company's operations through the second quarter of 2023 as management expects to incur additional losses in the future to conduct research and development and pre-commercialization activities. Management recognizes that the Company will need to raise additional capital to fully implement its business plan. The Company plans to evaluate obtaining additional capital prior to the end of 2022. In addition, the Company has Common Warrants outstanding that are eligible for exercise at the discretion of the holders. See a full description of the Common Warrants in Note 6. "Stockholders' Equity".
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three and six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2021, has been derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.
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
The Company adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective method. On adoption, the Company accounted for the Convertible Senior Notes as a single liability measured at amortized cost resulting in reduced prospective non-cash interest expense due to the de-recognition of the remaining debt discount associated with the equity component. The cumulative impact of the adoption of ASU 2020-06 reflected on the Company's condensed balance sheet as of January 1, 2022, is as follows.

in thousands	Balance at December 31, 2021	Cumulative Impact of ASU 2020-06 Adoption	Balance at January 1, 2022
Liabilities
Convertible Senior Notes, net	$127,512	$67,158	$194,670
Stockholder's Equity
Additional paid-in capital	810,618	(79,498)	731,120
Accumulated deficit	(810,364)	12,340	(798,024)
Under the modified retrospective method, financial information and disclosures for periods before January 1, 2022, will continue to be presented in accordance with ASC 470-20. The adoption did not impact previously reported amounts in our condensed statements of operations and comprehensive loss and cash flows and our basic and diluted net loss per share amounts.
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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of June 30, 2022 and December 31, 2021.

	June 30, 2022
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,394	$—	$—	$1,394	$1,394	$—	$—
Level 1:
Money market funds	14,262	—	—	14,262	14,262	—	—
U.S. Treasury securities	31,041	—	(164)	30,877	—	30,877	—
Subtotal	45,303	—	(164)	45,139	14,262	30,877	—
Level 2:
U.S. government agency securities	5,000	—	(52)	4,948	—	4,948	—
Commercial paper	45,367	1	(142)	45,226	6,496	38,730	—
Corporate debt securities	2,015	—	(27)	1,988	—	1,988	—
Subtotal	52,382	1	(221)	52,162	6,496	45,666	—
Total assets measured at fair value	$99,079	$1	$(385)	$98,695	$22,152	$76,543	$—

	December 31, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,965	$—	$—	$2,965	$2,965	$—	$—
Level 1:
Money market funds	18,148	—	—	18,148	18,148	—	—
U.S. Treasury securities	8,028	—	(11)	8,017	—	—	8,017
Subtotal	26,176	—	(11)	26,165	18,148	—	8,017
Level 2:
U.S. government agency securities	10,000	—	—	10,000	—	10,000	—
Commercial paper	107,397	20	(4)	107,413	—	107,413	—
Corporate debt securities	4,036	—	(4)	4,032	—	2,006	2,026
Subtotal	121,433	20	(8)	121,445	—	119,419	2,026
Total assets measured at fair value	$150,574	$20	$(19)	$150,575	$21,113	$119,419	$10,043
The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or Term Loan, with Hercules Capital Inc., measured at fair value on a recurring basis using Level 3 unobservable inputs for the six months ended June 30, 2021. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the Term Loan.

Six Months Ended June 30,
(in thousands)	2021
Fair value at beginning of period	$202
Extinguishment of compound derivative liability upon extinguishment of Term Loan	(202)
Fair value at end of period	$—
The estimated fair value of the Convertible Senior Notes was $100.4 million as of June 30, 2022 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 26.0% and volatility of 102.0%.
NOTE 4. BORROWINGS
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is the Company’s current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. As of June 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
As discussed in Note 2. "Summary of Significant Accounting Policies", effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible Senior Notes as a single liability measured at amortized cost. The following table presents the Convertible Senior Notes' outstanding balances as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Liability component:
Principal	$200,000	$200,000
Unamortized discount - equity component	—	(68,926)
Unamortized underwriter discounts and issuance costs	(4,881)	(3,562)
Net carrying amount	$195,119	$127,512

Equity component, net of underwriter discounts and issuance costs	$—	$79,498

The remaining unamortized debt discount is being amortized to interest expense at an effective interest rate of 4.1% over the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$1,750	$1,750	$3,500	$3,500
Amortization of debt discount	—	2,112	—	4,159
Amortization of underwriter discounts and issuance costs	226	64	449	123
Total interest expense	$1,976	$3,926	$3,949	$7,782
NOTE 5. COMMITMENTS AND CONTINGENCIES
On October 4, 2019, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a multi-year Manufacturing and Commercial Supply Agreement as amended by Amendment No. 1 dated March 30, 2021, Amendment No. 2 dated August 26, 2021 and Amendment No. 3 dated July 1, 2022, or Amendment No. 3, collectively the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Patheon has also agreed to manufacture and supply veverimer to support the Company’s drug development and clinical trial activities. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
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
The Company has contractual obligations from its manufacturing service contracts as of June 30, 2022. The purchase obligations are comprised of non-cancelable purchase commitments under the Supply Agreement with Patheon. These amounts are based on forecasts that may include estimates of future market demand, quantity discounts and manufacturing efficiencies. In addition, purchase commitments under the Supply Agreement are denominated in Euro and therefore subject to changes in foreign exchange rates. The amounts disclosed below are applicable under the terms of Amendment No. 3 effective as of July 1, 2022.

(in thousands)	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Manufacturing and service contracts	$512,489	$11,524	$113,881	$103,222	$283,862
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's New Drug Application, or NDA, for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint. On July 29, 2022, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court granted the defendants’ motion with respect to all but one of the alleged misrepresentations on the grounds that the lead plaintiff had failed to meet the required pleading standards for a securities fraud claim, but ruled that those requirements had been satisfied with respect to one alleged misrepresentation from May 7, 2020. The court granted the lead plaintiff leave to file an amended complaint within 21 days of the court’s order. No damages amount is specified in the Securities Class Action.
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
As of June 30, 2022, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the Pre-Funded Warrants are exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The Common Warrants are exercisable until the earliest of: (a) November 15, 2024, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following the earliest of: (i) submission of the Company’s NDA for veverimer with the FDA, or (ii) the date that both of the following have occurred: (x) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial and (y) one of the following: (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of the Company’s common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Net proceeds from the Registered Direct Equity Financing were approximately $41.5 million, after deducting offering costs of $0.5 million. An officer of the Company participated in the Registered Direct Equity Financing and purchased 166,667 shares of common stock and 166,667 Common Warrants at the same terms as the other investors.
Common stock reserved for future issuance as of June 30, 2022 and December 31, 2021, consisted of the following.

	June 30, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	13,964,799	10,889,603
Stock options, restricted stock units and employee stock purchase plan shares authorized for future issuance	7,704,031	8,308,937
Pre-Funded Warrants authorized for future issuance	2,333,333	2,333,333
Common Warrants authorized for future issuance	7,000,000	7,000,000
Total	31,002,163	28,531,873
NOTE 7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(28,536)	$(33,553)	$(58,175)	$(86,915)
Denominator:
Weighted-average common shares outstanding	55,492,303	50,294,787	55,439,269	50,271,373
Weighted-average Pre-Funded Warrants outstanding	2,333,333	—	2,333,333	—
Weighted-average number of shares used in basic and diluted net loss per share	57,825,636	50,294,787	57,772,602	50,271,373
Net loss per share, basic and diluted	$(0.49)	$(0.67)	$(1.01)	$(1.73)
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

	June 30,
	2022	2021
Warrants to purchase common stock (excluding Pre-Funded Warrants, which are included in weighted-average common shares outstanding)	7,031,352	31,352
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Stock options and restricted stock units issued and outstanding	13,964,799	12,075,502
Total potential common shares excluded from the computation of diluted net loss per share	27,015,711	18,126,414
NOTE 8. SUBSEQUENT EVENTS
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's New Drug Application, or NDA, for veverimer and the likelihood and timing of approval of veverimer by the FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint. On July 29, 2022, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court granted the defendants’ motion with respect to all but one of the alleged misrepresentations on the grounds that the lead plaintiff had failed to meet the required pleading standards for a securities fraud claim, but ruled that those requirements had been satisfied with respect to one alleged misrepresentation from May 7, 2020. The court granted the lead plaintiff leave to file an amended complaint within 21 days of the court’s order.
For a summary of the commitments under the Securities Class Action, refer to Note 5. "Commitments and Contingencies."
On July 30, 2022, the Company and Patheon entered into Amendment No. 3, effective as of July 1, 2022, which amends certain terms of the Manufacturing and Commercial Supply Agreement, effective October 4, 2019, as amended by Amendment No. 1 dated March 30, 2021 and Amendment No. 2 dated August 26, 2021, between Tricida and Patheon.
Pursuant to Amendment No. 3, the parties have agreed, among other things, to (i) manufacture veverimer for commercial use using a payment structure that, in addition to payment for delivery of commercial product on a per kilogram basis as established by the Agreement, provides an additional incremental payment to Patheon to cover certain manufacturing costs, (ii) maintain the existing cap on maximum compensation to Patheon for commercial manufacturing during the upcoming campaign, (iii) work on development of a second generation manufacturing process, and (iv) defer payment of certain costs to the fourth quarter of 2023.
For a summary of the commitments under the Manufacturing and Commercial Supply Agreement as amended by Amendment No. 3, refer to Note 5. "Commitments and Contingencies." The Company is currently evaluating the accounting impact associated with Amendment No. 3.

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
Overview
Our goal is to slow the progression of chronic kidney disease, or CKD, through the treatment of metabolic acidosis in patients with metabolic acidosis and CKD. We are a pharmaceutical company focused on the development and commercialization of our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis and slow CKD progression by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
In the second quarter of 2022, we stopped our renal outcomes clinical trial, VALOR-CKD (also known as TRCA-303), early for administrative reasons, as permitted by the current protocol. Accrual of primary endpoint events will continue into the third quarter of 2022 and the reporting of top-line results from the VALOR-CKD trial is anticipated to occur in October 2022. The VALOR-CKD trial was designed to determine if veverimer slows CKD progression in patients with metabolic acidosis and CKD. Our VALOR-CKD trial is a randomized, double-blind, placebo-controlled, time-to-event trial. The primary endpoint of the VALOR-CKD trial is the time to first occurrence of any event in the composite of renal death, end-stage renal disease, or ESRD, or a confirmed ≥ 40% reduction in estimated glomerular filtration rate, or eGFR, which is also known as DD40. The VALOR-CKD trial is a multi-national trial conducted at over 200 sites worldwide. Enrollment of patients in the VALOR-CKD trial was completed at the end of 2021 with 1,480 subjects randomized. As of August 8, 2022, the average duration of treatment in the VALOR-CKD trial was approximately 26.5 months and the trial had accrued 281 subjects with positively adjudicated primary endpoint events.
There are currently no therapies approved by the U.S. Food and Drug Administration, or FDA, to slow progression of kidney disease through the treatment of chronic metabolic acidosis in patients with metabolic acidosis and CKD. We estimate that metabolic acidosis affects approximately 4.3 million patients with CKD in the United States, and we believe that slowing the progression of CKD in patients with metabolic acidosis and CKD represents a significant unmet medical need and market opportunity. In addition, considering that acid retention is thought to occur in patients with CKD prior to clinical diagnosis of metabolic acidosis (serum bicarbonate less than 22 mEq/L), we believe there may be potential to pursue a development pathway for veverimer which, with additional data, could expand the market opportunity beyond metabolic acidosis to include patients with CKD and eubicarbonatemic acidosis, or latent acidosis, who may also benefit from a therapy that aids in acid removal.
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
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer until at least 2038 in the United States, at least 2037 in Japan, at least 2035 in Australia, China, Europe, Hong Kong, Israel, Mexico and Russia, and at least 2034 in South Korea and certain other markets.

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
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through June 30, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our initial public offering, or IPO, on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the Loan and Security Agreement, or Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $28.5 million and $33.6 million for the three months ended June 30, 2022 and 2021, respectively, and $58.2 million and $86.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $856.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions.
Our business operations and those of our business partners, vendors, government regulators and other third parties may be affected by global or regional events, such as the on-going COVID-19 outbreak and the Russian invasion of Ukraine. At this time, COVID-19 has not materially impacted our current financial resources or our outlook. Our VALOR-CKD trial has sixteen sites located in Ukraine, which include approximately 15% of the patients randomized in the trial. Actions taken by the Russian Federation, beginning in February 2022, in Ukraine have disrupted normal VALOR-CKD clinical trial procedures in that area, including compliance with the trial protocol due to the inability of some study sites to conduct normal business, the prioritization of local hospital resources away from clinical trials, the relocation or evacuation of site staff, study monitors and subjects, and government-imposed curfews, warfare and violence. These disruptions could have a material adverse effect on the results of the VALOR-CKD trial.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will continue in connection with our ongoing activities as we:
•conduct clinical studies of veverimer, including the termination of our VALOR-CKD trial;
•continue to optimize the manufacturing processes and manufacture drug substance and drug product to support future clinical and nonclinical trials and commercial launch, if approved;
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

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$16,859	$19,781	$(2,922)	(15)%	$35,363	$51,956	$(16,593)	(32)%
General and administrative	9,824	9,550	274	3%	18,994	19,445	(451)	(2)%
Total operating expenses	26,683	29,331	(2,648)	(9)%	54,357	71,401	(17,044)	(24)%
Loss from operations	(26,683)	(29,331)	2,648	(9)%	(54,357)	(71,401)	17,044	(24)%
Other income (expense), net	123	(296)	419	N/M	131	149	(18)	(12)%
Interest expense	(1,976)	(3,926)	1,950	(50)%	(3,949)	(9,539)	5,590	(59)%
Loss on early extinguishment of Term Loan	—	—	—	N/M	—	(6,124)	6,124	(100)%
Net loss	$(28,536)	$(33,553)	$5,017	(15)%	$(58,175)	$(86,915)	$28,740	(33)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Clinical development costs	$9,935	$13,120	$(3,185)	(24)%
Personnel and related costs	2,996	3,107	(111)	(4)%
Stock-based compensation expense	3,008	2,723	285	10%
Other research and development costs	920	831	89	11%
Total research and development expense	$16,859	$19,781	$(2,922)	(15)%
Research and development expense was $16.9 million and $19.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.9 million was primarily due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $3.2 million related to drug substance manufacturing costs and clinical trial costs related to our VALOR-CKD trial following the administrative stop announced in May 2022 and decreased personnel and related costs of $0.1 million, partially offset by an increase in stock-based compensation expense of $0.3 million primarily related to annual awards granted in February 2022.
The following table presents our research and development expense for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Clinical development costs	$21,915	$38,795	$(16,880)	(44)%
Personnel and related costs	5,826	6,280	(454)	(7)%
Stock-based compensation expense	5,793	5,129	664	13%
Other research and development costs	1,829	1,752	77	4%
Total research and development expense	$35,363	$51,956	$(16,593)	(32)%

Research and development expense was $35.4 million and $52.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $16.6 million was primarily due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $16.9 million related to drug substance manufacturing costs and other clinical trial costs related to our VALOR-CKD trial following the administrative stop announced in May 2022 and a decrease in personnel and related costs of $0.5 million primarily related to higher bonus expense in 2021; partially offset by an increase in stock-based compensation expense of $0.7 million reflecting annual awards granted in February 2022 and performance awards granted in September 2020, partially offset by awards fully vested in 2021.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Personnel and related costs	$2,341	$2,282	$59	3%
Stock-based compensation expense	4,063	3,886	177	5%
Other general and administrative costs	3,420	3,382	38	1%
Total general and administrative expense	$9,824	$9,550	$274	3%
General and administrative expense was $9.8 million and $9.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.3 million was primarily due to an increase in stock-based compensation expense of $0.2 million primarily related to annual awards granted in February 2022.
The following table presents our general and administrative expense for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Personnel and related costs	$4,677	$4,842	$(165)	(3)%
Stock-based compensation expense	7,802	7,522	280	4%
Other general and administrative costs	6,515	7,081	(566)	(8)%
Total general and administrative expense	$18,994	$19,445	$(451)	(2)%
General and administrative expense was $19.0 million and $19.4 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $0.5 million was due to a decrease in personnel and related costs of $0.2 million reflecting lower headcount; an increase in stock-compensation expense of $0.3 million primarily related to annual awards granted in February 2022; and a decrease in other general and administrative costs of $0.6 million, primarily related to a reduction in legal and finance costs.
Non-Operating Income (Expense)
The following table presents our non-operating income (expense) for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense), net	$123	$(296)	$419	N/M
Interest expense	(1,976)	(3,926)	1,950	(50)%
N/M = Not meaningful

Other income (expense), net increased by $0.4 million for the three months ended June 30, 2022, due foreign exchange losses on payments made in 2021 and higher interest income from investments. Interest expense decreased $2.0 million for the three months ended June 30, 2022, due the effect of the adoption ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, on January 1, 2022, which resulted in reduced non-cash interest expense previously associated with the equity component of the Convertible Senior Notes.
The following table presents our non-operating income (expense) for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense), net	$131	$149	$(18)	(12)%
Interest expense	(3,949)	(9,539)	5,590	(59)%
Loss on early extinguishment of Term Loan	—	(6,124)	6,124	(100)%
Other income (expense), net decreased by $18 thousand for the six months ended June 30, 2022, due to a decrease in interest income from investments and changes in compound derivative liability, partially offset by foreign exchange losses on payments made in 2021. Interest expense decreased $5.6 million for the six months ended June 30, 2022, due the effect of the adoption ASU No. 2020-06 on January 1, 2022, which resulted in reduced non-cash interest expense previously associated with the equity component of the Convertible Senior Notes and the repayment of the Term Loan in March 2021. The loss on early extinguishment of Term Loan of $6.1 million was recognized in March 2021 on repayment of the Term Loan.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through June 30, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our IPO on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million Convertible Senior Notes ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the Term Loan with Hercules on February 28, 2018. As of June 30, 2022, we had cash, cash equivalents and investments of $98.7 million.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. It is our current intent to settle conversions through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. As of June 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
The pre-funded warrants have an expiration date of the earliest of (i) November 15, 2026, (ii) the date the pre-funded warrants are exercised in full and (iii) immediately prior to the consummation of a fundamental transaction. The common warrants are exercisable until the earliest of: (a) November 15, 2024, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following the earliest of: (i) submission of the NDA for veverimer with the FDA, or (ii) the date that both of the following have occurred: (x) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial and (y) one of the following: (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of our common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $856.2 million. Existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023 as we expect to incur additional losses in the future to conduct research and development and pre-commercialization activities. We recognize that we will need to raise additional capital to fully implement our business plan. We plan to evaluate obtaining additional capital prior to the end of 2022. In addition, we have common warrants outstanding that are eligible for exercise at the discretion of the holders.
Such future capital requirements are difficult to forecast and will depend on many factors, including:
•the progress, outcome and results of our VALOR-CKD trial;
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

•the costs, timing and success of the scale-up and optimization of the process of manufacturing veverimer, and our minimum and maximum commitments under the Manufacturing and Commercial Supply Agreement we entered into with Patheon on October 4, 2019, as has been and may be amended from time to time;
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
Cash Flows
The following table presents a summary of the net cash flow activity for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(51,984)	$(73,107)
Investing activities	52,574	40,990
Financing activities	449	(82,875)
Net increase (decrease) in cash and cash equivalents	$1,039	$(114,992)
Cash Used in Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $52.0 million, which consisted of a net loss of $58.2 million, adjusted by non-cash charges of $14.1 million and changes in cash used in operating assets and liabilities of $7.9 million. Non-cash charges consisted primarily of stock-based compensation of $13.6 million, accretion of Convertible Senior Notes of $0.4 million and depreciation and amortization of $0.2 million. Changes in cash used in our operating assets and liabilities were primarily due to a decrease in accounts payable of $6.3 million and a decrease in accrued expenses and other current liabilities of $3.0 million, partially offset by a decrease in prepaid expenses and other assets of $1.3 million.
During the six months ended June 30, 2021, cash used in operating activities was $73.1 million, which consisted of a net loss of $86.9 million, adjusted by non-cash charges of $24.4 million and changes in cash used in our operating assets and liabilities of $10.6 million. The non-cash charges consisted primarily of stock-based compensation of $12.7 million, loss on early extinguishment of Term Loan of $6.1 million, accretion of Term Loan and Convertible Senior Notes of $4.8 million, non-cash operating lease costs of $0.5 million, net amortization of premiums and discounts on investments of $0.3 million and depreciation and amortization of $0.3 million, partially offset by changes in compound derivative liability of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other current liabilities of $9.1 million, a decrease in accounts payable of $0.8 million and an increase in prepaid expenses and other assets of $0.8 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $52.6 million and $41.0 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by investing activities during the six months ended June 30, 2022 was due to proceeds from maturities of investments of $101.5 million, partially offset by purchases of investments of $48.9 million. Net cash provided by investing activities during the six months ended June 30, 2021 was due to proceeds from maturities of investments of $137.9 million, partially offset by purchases of investments of $96.9 million and purchases of property and equipment of $0.1 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2022 and cash used in financing activities was $82.9 million for the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022 was primarily due to proceeds from issuance of common stock under equity incentive plans of $0.7 million, partially offset by payments for taxes related to net share settlement of equity awards of $0.2 million. Net cash used in financing activities during the six months ended June 30, 2021 was primarily due to cash paid for early extinguishment of Term Loan of $83.3 million, partially offset by proceeds from the issuance of common stock under equity incentive plans of $0.4 million.
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
Our existing cash, cash equivalents and investments as of June 30, 2022 are not likely to be sufficient to meet our contractual obligations through the second quarter of 2023, as we expect to incur additional losses in the future to conduct research and development and pre-commercialization activities and recognize that we will need to raise additional capital to fully implement our business plan.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2022, compared to the year ended December 31, 2021. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with the ones in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in our filings with the SEC could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We are currently advancing veverimer through clinical development. As of June 30, 2022, we had working capital of $82.3 million and cash, cash equivalents and investments of $98.7 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval, and prepare for the commercialization of veverimer and develop any other drug candidates we may choose to pursue in the future. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical and clinical studies and trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise, including in connection with termination of the VALOR-CKD trial, obtaining data from that trial and resubmission of the NDA for veverimer. Because the outcome of any clinical trial and the regulatory approval process is highly uncertain, we cannot reasonably estimate the actual expenditures necessary to successfully complete the development, regulatory approval process and commercialization of veverimer.
We believe that our cash, cash equivalents and investments of $98.7 million as of June 30, 2022, will allow us to continue funding our operations through the first quarter of 2023. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•    the progress, timing, scope and costs of conducting our nonclinical and clinical studies and trials, including termination of our VALOR-CKD trial, in a timely manner, or potential future nonclinical and/or clinical studies and trials we may be required to conduct;
•    the costs associated with conducting additional clinical trials for veverimer, if any, that the U.S. Food and Drug Administration, or FDA, and/or foreign regulatory agencies may require us to conduct prior to approval to market veverimer;
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
•    the potential impact of epidemics and pandemics, including COVID-19, local or regional military actions, including the Russian invasion of Ukraine, or natural disasters on the health care system, financial markets and economy generally and on our business in particular, including the potential impact on the VALOR-CKD trial;
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
We stopped our VALOR-CKD trial early for administrative reasons pursuant to the current protocol in the second quarter of 2022. The VALOR-CKD trial was designed originally to randomize approximately 1,600 subjects and to terminate once the trial reached 511 subjects with positively adjudicated primary endpoint events, which was estimated to be in 2024. In the fourth quarter of 2021, we requested and were granted a Type A meeting with the FDA to discuss approaches to stopping the VALOR-CKD trial early based on lack of financial resources to complete the study as originally planned. Consistent with feedback provided by the FDA in its preliminary comments for the Type A meeting, we decided that, among the alternatives considered, stopping the VALOR-CKD trial early for administrative reasons in 2022 pursuant to the existing protocol was likely to provide the most complete and interpretable data within our financial runway, reduce the risk of missing data required for key efficacy analyses, and maintain the integrity of the trial.
As of August 8, 2022, the VALOR-CKD trial had accrued 281 subjects with positively adjudicated primary endpoint events. For the VALOR-CKD trial to be successful, veverimer will need to demonstrate greater efficacy compared to placebo than if the trial had continued to 511 subjects with primary endpoint events. Stopping the VALOR-CKD trial early thus increases the risk that the VALOR-CKD trial may not meet its primary endpoint and/or that the data obtained from the trial may not be sufficient to support a resubmission and/or approval of the NDA.
In addition, stopping the VALOR-CKD trial early creates additional risks and could affect the results of the trial. The Complete Response Letter issued by the FDA questions the applicability of the TRCA-301/TRCA-301E trial findings to the U.S. population and practice of medicine, and based on feedback received from the FDA, we focused later enrollment activities in our VALOR-CKD trial in the United States, Canada and Western Europe, and subsequently also in other non-Eastern European regions (i.e., Latin America and Asia-Pacific). The proportion of patients randomized in the VALOR-CKD trial in various geographic regions are: Eastern/Central Europe, 72%; US/Canada/Western Europe, 10%; Latin America, 9%; and Asia-Pacific, 9%. The number of endpoint events from subjects in the United States or regions with "U.S.-like" subjects will be less than 10%. We cannot assure you that the FDA will accept the VALOR-CKD data in support of an NDA resubmission or approval and the acceptability of the data will ultimately be a review issue.
Our clinical trial sites, including in Ukraine, may be impacted by local and regional economic, political and social conditions, including war, as well as government policies and actions, any of which could have a material adverse effect on our ability to operate clinical trials in such jurisdictions.
Our VALOR-CKD trial has 16 sites located in Ukraine, which include approximately 15% of the patients randomized in the trial. Actions taken by the Russian Federation, beginning in February 2022, in Ukraine have destabilized the region and have disrupted normal VALOR-CKD clinical trial procedures in that area, including compliance with the trial protocol due to the inability of some study sites to conduct normal business, the prioritization of local hospital resources away from clinical trials, the relocation or evacuation of site staff, study monitors and subjects, and government-imposed curfews, warfare and violence. These disruptions could have a material adverse effect on the results of the VALOR-CKD trial. The ability of the FDA to conduct pre-approval inspections in Ukraine or other disrupted areas could also be adversely affected. In addition, the Russian invasion of Ukraine has caused the adoption of comprehensive sanctions by, among others, the European Union, the United States, and the United Kingdom, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions. These sanctions could also extend to Russian allies, such as Belarus, that also contain sites for VALOR-CKD. If we are unable to overcome the challenges we encounter with respect to these risks and other factors affecting companies operating in the affected region, our business operations and future prospects could be materially adversely affected.
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

Date: August 8, 2022

TRICIDA, INC.

By:	/s/ Gerrit Klaerner, Ph.D.
Gerrit Klaerner, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Geoffrey M. Parker
Geoffrey M. Parker
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Annie Yoshiyama
Annie Yoshiyama
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)