Form 10-Q
period 2022-09-30
Tricida, Inc.
filed 2022-11-14
CIK 1595585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 9, 2022, the registrant had 58,028,254 shares of common stock, par value $0.001 per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements generally can be identified by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to continue as a going concern and to obtain capital to fund our business, as well as the potential change in our business if we are not able to obtain necessary funding;
•our strategic review process, the time table of such process, our ability to successfully complete any transaction identified by such process and the proceeds, if any, that may be available to stakeholders as a result of such process;
•our announced workforce reduction and its related costs and effects on our business;
•estimates of our expenses, capital requirements and our needs for additional financing;
•the prospects of veverimer (also known as TRC101), our only investigational drug candidate;
•our future research and development expenses;
•our ability to attract, retain and motivate key personnel;
•the scope of protection we are able to establish and maintain for intellectual property rights covering veverimer;
•potential claims relating to our intellectual property and third-party intellectual property;
•the duration of our intellectual property estate that will provide protection for veverimer;
•potential, anticipated, or ongoing litigation;
•our ability to conduct additional financings;
•our ability to establish collaborations in lieu of obtaining additional financing;
•our ability to meet the continued listing requirements of the Nasdaq Global Select Market; and
•our financial performance.
These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under, or referenced in, Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Investors in our securities are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Investors in our securities should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICIDA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,744	$21,113
Short-term investments	62,475	119,419
Prepaid expenses and other current assets	2,265	5,004
Total current assets	82,484	145,536
Long-term investments	—	10,043
Property and equipment, net	541	769
Operating lease right-of-use assets	10,854	12,158
Total assets	$93,879	$168,506

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,395	$10,023
Current operating lease liabilities	2,797	2,736
Accrued expenses and other current liabilities	9,735	16,721
Total current liabilities	16,927	29,480

Convertible Senior Notes, net	195,347	127,512
Non-current operating lease liabilities	9,851	11,296
Other long-term liabilities	7,852	—
Total liabilities	229,977	168,288
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 55,694,651 and 55,363,461 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	56	55
Additional paid-in capital	746,234	810,618
Accumulated other comprehensive income (loss)	(428)	(91)
Accumulated deficit	(881,960)	(810,364)
Total stockholders’ equity (deficit)	(136,098)	218
Total liabilities and stockholders’ equity (deficit)	$93,879	$168,506
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$19,935	$26,635	$55,298	$78,591
General and administrative	4,125	9,052	23,119	28,497
Total operating expenses	24,060	35,687	78,417	107,088
Loss from operations	(24,060)	(35,687)	(78,417)	(107,088)
Other income (expense), net	277	6	408	155
Interest expense	(1,978)	(3,994)	(5,927)	(13,533)
Loss on early extinguishment of 2018 Term Loan	—	—	—	(6,124)
Net loss	(25,761)	(39,675)	(83,936)	(126,590)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	47	(15)	(337)	(141)
Total comprehensive loss	$(25,714)	$(39,690)	$(84,273)	$(126,731)
Net loss per share, basic and diluted	$(0.44)	$(0.79)	$(1.45)	$(2.52)
Weighted-average number of shares outstanding, basic and diluted	58,015,939	50,434,879	57,854,606	50,326,474
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,363,461	$55	$810,618	$(91)	$(810,364)	$218
Cumulative effect of ASU 2020-06 adoption	—	—	(79,498)	—	12,340	(67,158)
Issuance of common stock under equity incentive plans	33,697	—	41	—	—	41
Stock-based compensation	—	—	6,524	—	—	6,524
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(29,639)	(29,639)
Balance at March 31, 2022	55,397,158	55	737,685	(377)	(827,663)	(90,300)
Issuance of common stock under equity incentive plans	264,185	1	638	—	—	639
Stock-based compensation	—	—	7,071	—	—	7,071
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(28,536)	(28,536)
Balance at June 30, 2022	55,661,343	56	745,394	(475)	(856,199)	(111,224)
Issuance of common stock under equity incentive plans	33,308	—	53	—	—	53
Stock-based compensation	—	—	787	—	—	787
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	47	—	47
Net loss	—	—	—	—	(25,761)	(25,761)
Balance at September 30, 2022	55,694,651	$56	$746,234	$(428)	$(881,960)	$(136,098)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	50,210,779	$50	$742,555	$64	$(633,798)	$108,871
Issuance of common stock under equity incentive plans	61,946	—	115	—	—	115
Stock-based compensation	—	—	6,042	—	—	6,042
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(53,362)	(53,362)
Balance at March 31, 2021	50,272,725	50	748,712	(41)	(687,160)	61,561
Issuance of common stock under equity incentive plans	156,009	—	333	—	—	333
Stock-based compensation	—	—	6,609	—	—	6,609
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(33,553)	(33,553)
Balance at June 30, 2021	50,428,734	50	755,654	(62)	(720,713)	34,929
Issuance of common stock under equity incentive plans	18,844	—	14	—	—	14
Stock-based compensation	—	—	6,649	—	—	6,649
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(39,675)	(39,675)
Balance at September 30, 2021	50,447,578	$50	$762,317	$(77)	$(760,388)	$1,902
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(83,936)	$(126,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231	351
Non-cash operating lease costs	(80)	574
Amortization of premiums and accretion of discounts on investments, net	(211)	440
Accretion of Convertible Senior Notes and 2018 Term Loan	677	7,047
Loss on early extinguishment of 2018 Term Loan	—	6,124
Stock-based compensation	14,382	19,300
Changes in compound derivative liability	—	(202)
Other non-cash items	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,739	105
Accounts payable	(5,628)	(245)
Accrued expenses and other liabilities	1,095	(8,871)
Net cash used in operating activities	(70,731)	(101,996)
Investing activities:
Purchases of investments	(75,637)	(136,345)
Proceeds from maturities of investments	142,500	200,409
Purchases of property and equipment	(3)	(76)
Net cash provided by investing activities	66,860	63,988
Financing activities:
Proceeds from equity offerings, net	(33)	—
Proceeds from issuance of common stock under equity incentive plans	733	462
Payments for taxes related to net share settlement of equity awards	(198)	—
Repayment of leasehold improvement loan	—	(38)
Cash paid for early extinguishment of 2018 Term Loan	—	(83,285)
Net cash provided by (used in) financing activities	502	(82,861)
Net decrease in cash and cash equivalents	(3,369)	(120,869)
Cash and cash equivalents at beginning of period	21,113	137,857
Cash and cash equivalents at end of period	$17,744	$16,988
Supplemental disclosures
Cash paid for interest	$3,500	$5,274
See accompanying notes to condensed financial statements (unaudited).

TRICIDA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Tricida, Inc., or the Company, was incorporated in the state of Delaware on May 22, 2013. The Company is focused on its investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to slow chronic kidney disease, or CKD, progression through the treatment of metabolic acidosis in patients with metabolic acidosis and CKD.
Funding Requirements—The Company has sustained operating losses since inception. Until recently, the Company’s primary strategic and operational focus was on completion of the VALOR-CKD renal outcomes clinical trial (also known as TRCA-303), which was designed to evaluate veverimer’s ability to slow CKD progression in patients with metabolic acidosis and chronic kidney disease. On October 24, 2022, the Company announced that the VALOR-CKD trial did not meet its primary endpoint, which was defined as the time to the first occurrence of any event in the composite endpoint of renal death, end-stage renal disease, or ESRD, or a confirmed greater than or equal to 40% reduction in estimated glomerular filtration rate, or eGFR, also known as DD40. The outcome of the VALOR-CKD trial has severely harmed the Company’s business, financial condition and prospects as a going concern and has also limited the Company’s access to funds. Through September 30, 2022, the Company has relied primarily on the proceeds from equity offerings and debt financing to finance its operations.
The Company has incurred losses and negative cash flows from operations since its inception in 2013 and management anticipates that the Company will continue to incur net losses for the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $882.0 million. The Company's existing cash, cash equivalents and investments are not likely to be sufficient to fund the Company's operations through the second quarter of 2023. The Company may be unable to continue operations, particularly with the recently completed reduction in force and in view of the Company's limited access to funds. The Company is considering possible strategic alternatives, including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction. Management recognizes that the Company may need to raise additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed financial statements.
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
Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements as of and for the three and nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet as of December 31, 2021, has been derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.
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
The following tables set forth the value of the Company's financial assets remeasured on a recurring basis based on the three-tier fair value hierarchy by significant investment category as of September 30, 2022 and December 31, 2021.

	September 30, 2022
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,444	$—	$—	$1,444	$1,444	$—	$—
Level 1:
Money market funds	12,071	—	—	12,071	12,071	—	—
U.S. Treasury securities	13,009	—	(112)	12,897	—	12,897	—
Subtotal	25,080	—	(112)	24,968	12,071	12,897	—
Level 2:
U.S. government agency securities	5,000	—	(66)	4,934	—	4,934	—
Commercial paper	47,023	—	(137)	46,886	4,229	42,657	—
Corporate debt securities	2,009	—	(22)	1,987	—	1,987	—
Subtotal	54,032	—	(225)	53,807	4,229	49,578	—
Total assets measured at fair value	$80,556	$—	$(337)	$80,219	$17,744	$62,475	$—

	December 31, 2021
					Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$2,965	$—	$—	$2,965	$2,965	$—	$—
Level 1:
Money market funds	18,148	—	—	18,148	18,148	—	—
U.S. Treasury securities	8,028	—	(11)	8,017	—	—	8,017
Subtotal	26,176	—	(11)	26,165	18,148	—	8,017
Level 2:
U.S. government agency securities	10,000	—	—	10,000	—	10,000	—
Commercial paper	107,397	20	(4)	107,413	—	107,413	—
Corporate debt securities	4,036	—	(4)	4,032	—	2,006	2,026
Subtotal	121,433	20	(8)	121,445	—	119,419	2,026
Total assets measured at fair value	$150,574	$20	$(19)	$150,575	$21,113	$119,419	$10,043

The following table presents a reconciliation of financial liabilities related to the compound derivative liability associated with the Loan and Security Agreement, or 2018 Term Loan, with Hercules Capital Inc., or Hercules, measured at fair value on a recurring basis using Level 3 unobservable inputs for the nine months ended September 30, 2021. The key valuation assumptions used were the discount rate and the probability of the occurrence of certain events. In conjunction with early extinguishment of the 2018 Term Loan on March 12, 2021, the Company extinguished the compound derivative liability associated with the 2018 Term Loan.

Nine Months Ended September 30,
(in thousands)	2021
Fair value at beginning of period	$202
Extinguishment of compound derivative liability upon extinguishment of 2018 Term Loan	(202)
Fair value at end of period	$—
The estimated fair value of the Convertible Senior Notes was $105.2 million as of September 30, 2022 measured using Level 3 inputs. The key valuation assumptions used consist of the discount rate of 27.8% and volatility of 110.0%.
NOTE 4. BORROWINGS
On May 22, 2020, the Company issued $200.0 million aggregate principal amount of 3.5% convertible senior notes due 2027, or the Convertible Senior Notes. The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election at an initial conversion rate of 30.0978 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. As of September 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
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
As discussed in Note 2. "Summary of Significant Accounting Policies", effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, accounted for the Convertible Senior Notes as a single liability measured at amortized cost. The following table presents the Convertible Senior Notes' outstanding balances as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Liability component:
Principal	$200,000	$200,000
Unamortized discount - equity component	—	(68,926)
Unamortized underwriter discounts and issuance costs	(4,653)	(3,562)
Net carrying amount	$195,347	$127,512

Equity component, net of underwriter discounts and issuance costs	$—	$79,498

The remaining unamortized debt discount is being amortized to interest expense at an effective interest rate of 4.1% over the remaining life of the Senior Convertible Notes.
The following table presents the interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$1,750	$1,750	$5,250	$5,250
Amortization of debt discount	—	2,175	—	6,334
Amortization of underwriter discounts and issuance costs	228	69	677	192
Total interest expense	$1,978	$3,994	$5,927	$11,776
NOTE 5. COMMITMENTS AND CONTINGENCIES
On October 4, 2019, the Company and Patheon Austria GmbH & Co KG, or Patheon, entered into a multi-year Manufacturing and Commercial Supply Agreement as amended by Amendment No. 1 dated March 30, 2021, Amendment No. 2 dated August 26, 2021, Amendment No. 3 dated July 1, 2022 and Amendment No. 4 dated September 15, 2022, or Amendment No. 4, collectively the Supply Agreement, under which Patheon agreed to manufacture and supply veverimer to support the Company's commercialization efforts. Under the Supply Agreement, the Company is obligated to make certain purchases of API. The Company and Patheon are also parties to a Master Development/Validation Services and Clinical/Launch Supply Agreement, or the MDA, pursuant to which Patheon agreed to manufacture and supply veverimer. Certain manufacturing activities previously governed by the MDA are now subject to the Supply Agreement, whereas other ongoing manufacturing activities under the MDA will continue to be governed by the MDA until such activities are complete.
The Supply Agreement may be terminated by either party following an uncured material breach by the other party, in the event the other party becomes insolvent or subject to bankruptcy proceedings, or in connection with a force majeure event that continues beyond 12 months. The Company’s obligation to purchase veverimer is subject to minimum and maximum annual commitments, with the minimum commitments subject to modest reduction in certain circumstances. Patheon has made facility improvements under the Supply Agreement and is the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing veverimer. Under the Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments were recorded in research and development expense.
The Company has contractual obligations from its manufacturing service contracts as of September 30, 2022. The purchase obligations are comprised of non-cancelable purchase commitments under the Supply Agreement with Patheon. These amounts are based on forecasts that included estimates of future market demand, quantity discounts and manufacturing efficiencies. In addition, purchase commitments under the Supply Agreement are denominated in Euro and therefore subject to changes in foreign exchange rates. For the three months ended September 30, 2022, the Company recognized foreign currency remeasurement gains of $0.5 million, classified as research and development expense in the condensed statements of operations and comprehensive loss. The amounts disclosed below are applicable under the terms of Amendment No. 4; however, actual costs may differ if the Patheon contract is modified and/or terminated.

(in thousands)	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Manufacturing and service contracts[1]	$470,696	$10,364	$97,393	$96,784	$266,155
1Excludes $7.9 million recorded as other long-term liabilities in the condensed balance sheet as of September 30, 2022.
Contingencies
On January 6, 2021, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and its CEO and CFO, Pardi v. Tricida, Inc., et al., 21-cv-00076 (the "Securities Class Action"). In April 2021, the court appointed Jeffrey Fiore as lead plaintiff and Block & Leviton LLP as lead plaintiffs’ counsel. In June 2021, the lead plaintiff filed an amended complaint which alleges that during the period between June 28, 2018 through February 25, 2021, the Company and its senior officers violated federal securities laws, including under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, through alleged public misrepresentations and/or omissions of material facts concerning the Company's New Drug Application, or NDA, for veverimer and the likelihood and timing of approval of veverimer by the U.S. Food and Drug Administration, or FDA. The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint. On July 29, 2022, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court granted the defendants’ motion with respect to all but one of the alleged misrepresentations on the grounds that the lead plaintiff had failed to meet the required pleading standards for a securities fraud claim, but ruled that those requirements had been satisfied with respect to one alleged misrepresentation from May 7, 2020. The court granted the lead plaintiff leave to file an amended complaint within 21 days of the court’s order, but the plaintiff chose to proceed with the case based solely on the surviving alleged misrepresentations. A case management conference was held on September 20, 2022 and, on October 5, 2022, the court entered a scheduling order for the case which provides that, assuming the case proceeds, a jury trial would be held on June 3, 2024. The defendants filed their answer to the amended complaint on October 7, 2022 and the case is currently in the fact discovery phase. No damages amount is specified in the Securities Class Action.
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
The Derivative Cases were consolidated by order of the District of Delaware Court and lead plaintiffs' counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021, staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. Because the Securities Class Action case is now moving forward, the derivative plaintiffs have informed defendants that they plan to file an amended consolidated derivative amended complaint.
As of September 30, 2022, the Company has not provided for a loss contingency in its condensed financial statements relating to the Securities Class Action and the Derivative Cases since it is not probable that a loss has been incurred.
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
The Pre-Funded Warrants were exercised in full on October 24, 2022. The Common Warrants are exercisable until the earliest of: (a) November 15, 2024, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following the earliest of: (i) submission of the Company’s NDA for veverimer with the FDA, or (ii) the date that both of the following have occurred: (x) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial and (y) one of the following: (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of the Company’s common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Net proceeds from the Registered Direct Equity Financing were approximately $41.5 million, after deducting offering costs of $0.5 million. An officer of the Company participated in the Registered Direct Equity Financing and purchased 166,667 shares of common stock and 166,667 Common Warrants at the same terms as the other investors.
Common stock reserved for future issuance as of September 30, 2022 and December 31, 2021, consisted of the following.

	September 30, 2022	December 31, 2021
Stock options and restricted stock units issued and outstanding	13,918,236	10,889,603
Stock options, restricted stock units and employee stock purchase plan shares authorized for future issuance	7,717,286	8,308,937
Pre-Funded Warrants authorized for future issuance	2,333,333	2,333,333
Common Warrants authorized for future issuance	7,000,000	7,000,000
Total	30,968,855	28,531,873
NOTE 7. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(25,761)	$(39,675)	$(83,936)	$(126,590)
Denominator:
Weighted-average common shares outstanding	55,682,606	50,434,879	55,521,273	50,326,474
Weighted-average Pre-Funded Warrants outstanding	2,333,333	—	2,333,333	—
Weighted-average number of shares used in basic and diluted net loss per share	58,015,939	50,434,879	57,854,606	50,326,474
Net loss per share, basic and diluted	$(0.44)	$(0.79)	$(1.45)	$(2.52)
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

	September 30,
	2022	2021
Warrants to purchase common stock (excluding Pre-Funded Warrants, which are included in weighted-average common shares outstanding)	7,031,352	31,352
Assumed conversion of Convertible Senior Notes	6,019,560	6,019,560
Stock options and restricted stock units issued and outstanding	13,918,236	11,142,994
Total potential common shares excluded from the computation of diluted net loss per share	26,969,148	17,193,906
NOTE 8. SUBSEQUENT EVENTS
On October 19, 2022, the Company entered into a loan and security agreement with Hercules, or 2022 Term Loan. The total amount of the 2022 Term Loan was up to $125.0 million of which $100.0 million was subject to the achievement of certain milestones. No amounts were drawn under the 2022 Term Loan and on November 10, 2022, the Company terminated the 2022 Term Loan.
On October 24, 2022, the Company announced that the VALOR-CKD renal outcomes clinical trial (also known as TRCA-303) did not meet its primary endpoint, which was defined as the time to the first occurrence of any event in the composite endpoint of renal death, end-stage renal disease, or ESRD, or a confirmed greater than or equal to 40% reduction in estimated glomerular filtration rate, or eGFR, also known as DD40.
On November 2, 2022, the Company announced that it had initiated a review of strategic alternatives to maximize stakeholder value and engaged professional advisors, including investment banking and financial advisors, to support this process. The Company is considering possible strategic alternatives, including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction. As the Company pursues its strategic plan, on November 8, 2022, it put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in November 2022. The Company estimates aggregate costs of approximately $2.0 million, recorded primarily in the fourth quarter of 2022, related to one-time termination severance payments and other employee-related costs that will be paid during the fourth quarter of 2022 and the first quarter of 2023. The estimates of costs that the Company expects to incur in connection with the reduction in force plan are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Investors in our securities should review Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a pharmaceutical company focused on our investigational drug candidate, veverimer (also known as TRC101), a non-absorbed, orally-administered polymer designed to treat metabolic acidosis and slow CKD progression by binding and removing acid from the gastrointestinal tract. Metabolic acidosis is a serious condition commonly caused by CKD and is believed to accelerate the progression of kidney deterioration. It can also lead to bone loss, muscle wasting and impaired physical function. Metabolic acidosis in patients with CKD is typically a chronic disease and, as such, requires long-term treatment to mitigate its deleterious consequences.
Until recently, our primary strategic and operational focus was on completion of the VALOR-CKD renal outcomes clinical trial (also known as TRCA-303), which was designed to evaluate veverimer’s ability to slow CKD progression in patients with metabolic acidosis and chronic kidney disease. On October 24, 2022, we announced that the VALOR-CKD trial did not meet its primary endpoint, which was defined as the time to the first occurrence of any event in the composite endpoint of renal death, end-stage renal disease, or ESRD, or a confirmed greater than or equal to 40% reduction in estimated glomerular filtration rate, or eGFR, also known as DD40.
On November 2, 2022, we announced that the Company had initiated a review of strategic alternatives to maximize stakeholder value and engaged professional advisors, including investment banking and financial advisors, to support this process. We are considering possible strategic alternatives, including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction. On November 8, 2022, we put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in November 2022. We estimate aggregate costs of approximately $2.0 million, recorded primarily in the fourth quarter of 2022, related to one-time termination severance payments and other employee-related costs that will be paid during the fourth quarter of 2022 and the first quarter of 2023. The estimates of costs that the Company expects to incur in connection with the reduction in force plan are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stakeholder value, but there can be no assurance that this strategic alternative review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or any value to stockholders.
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
Veverimer is an in-house discovered, new chemical entity. We have a broad intellectual property estate that we believe will provide patent protection for veverimer through 2038 in the United States, at least 2037 in Japan, at least 2035 in Australia, China, Europe, Hong Kong, Israel, Mexico and Russia, and at least 2034 in South Korea and certain other markets.
Veverimer drug substance manufacturing is conducted for us by Patheon Austria GmbH & Co KG, or Patheon, in their Linz, Austria facility.
We have no products approved for marketing, and we have not generated any revenue from product sales or other arrangements. From our inception in 2013 through September 30, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our initial public offering, or IPO, on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, or the Convertible Senior Notes, ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the Loan and Security Agreement, or 2018 Term Loan, entered into with Hercules Capital Inc., or Hercules, on February 28, 2018. We have incurred losses in each year since our inception in 2013. Our net losses were $25.8 million and $39.7 million for the three months ended September 30, 2022 and 2021, respectively, and $83.9 million and $126.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $882.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with advancing veverimer through development activities and general and administrative costs associated with pre-commercialization activities and administrative functions.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will continue in connection with our ongoing activities as we:
•explore strategic alternatives related to veverimer;
•maintain, expand and protect our intellectual property portfolio; and
•maintain operational, financial and management information systems to support ongoing operations, including operating as a public company.
Our failure to successfully implement a strategic alternative would have a negative impact on our financial condition. We believe that our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023.
Components of Our Results of Operations
As discussed above, on November 8, 2022, we put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in November 2022. We estimate aggregate costs of approximately $2.0 million, recorded primarily in the fourth quarter of 2022, related to one-time termination severance payments and other employee-related costs that will be paid during the fourth quarter of 2022 and the first quarter of 2023. Expenses related to the reduction in force will be recorded in operating expenses as part of research and development expense and general and administrative expense as appropriate.
Research and Development Expense
Research and development expense consists primarily of costs associated with the development of veverimer and includes salaries, bonuses, benefits, travel and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions; expenses incurred under agreements with clinical research organizations, or CROs, investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing processes optimization and the cost of manufacturing drug substance for commercial and clinical use; payments to consultants engaged in the development of veverimer, including stock-based compensation, travel and other expenses; costs related to compliance with quality and regulatory requirements; research and development facility-related expenses, which include direct and allocated expenses, and other related costs. Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

All of our research and development expense to date has been incurred in connection with veverimer. The process of conducting clinical studies necessary to obtain regulatory approval is costly and time consuming and the continued development, if any, of veverimer is uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate stakeholder return from strategic alternatives related to veverimer. Therefore, we are unable to estimate with any certainty the costs we will incur as we explore strategic alternatives related to veverimer. We continue to evaluate all potential strategic options for the Company, including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction but we may never succeed in recognizing value from our research and development efforts.
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
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$19,935	$26,635	$(6,700)	(25)%	$55,298	$78,591	$(23,293)	(30)%
General and administrative	4,125	9,052	(4,927)	(54)%	23,119	28,497	(5,378)	(19)%
Total operating expenses	24,060	35,687	(11,627)	(33)%	78,417	107,088	(28,671)	(27)%
Loss from operations	(24,060)	(35,687)	11,627	(33)%	(78,417)	(107,088)	28,671	(27)%
Other income (expense), net	277	6	271	N/M	408	155	253	163%
Interest expense	(1,978)	(3,994)	2,016	(50)%	(5,927)	(13,533)	7,606	(56)%
Loss on early extinguishment of 2018 Term Loan	—	—	—	N/M	—	(6,124)	6,124	(100)%
Net loss	$(25,761)	$(39,675)	$13,914	(35)%	$(83,936)	$(126,590)	$42,654	(34)%
N/M = Not meaningful
Research and Development Expense
The following table presents our research and development expense for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Clinical development costs	$18,062	$20,060	$(1,998)	(10)%
Personnel and related costs	636	2,880	(2,244)	(78)%
Stock-based compensation expense	339	2,819	(2,480)	(88)%
Other research and development costs	898	876	22	3%
Total research and development expense	$19,935	$26,635	$(6,700)	(25)%

Research and development expense was $19.9 million and $26.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $6.7 million was primarily due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease in clinical development costs of $2.0 million related to drug substance manufacturing costs and other clinical trial costs related to our VALOR-CKD trial following the administrative stop announced in May 2022, a decrease in personnel and related costs of $2.2 million related to lower bonus expense and a decrease in stock-based compensation expense of $2.5 million related to performance awards.
The following table presents our research and development expense for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Clinical development costs	$39,977	$58,855	$(18,878)	(32)%
Personnel and related costs	6,462	9,160	(2,698)	(29)%
Stock-based compensation expense	6,132	7,948	(1,816)	(23)%
Other research and development costs	2,727	2,628	99	4%
Total research and development expense	$55,298	$78,591	$(23,293)	(30)%
Research and development expense was $55.3 million and $78.6 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $23.3 million was primarily due to decreased activities in connection with our veverimer clinical development program, resulting in a decrease of clinical development costs of $18.9 million related to drug substance manufacturing costs and other clinical trial costs related to our VALOR-CKD trial following the administrative stop announced in May 2022, a decrease in personnel and related costs of $2.7 million related to lower bonus expense and a decrease in stock-based compensation expense of $1.8 million primarily related to performance awards and awards fully vested in 2021.
General and Administrative Expense
The following table presents our general and administrative expense for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Personnel and related costs	$442	$2,255	$(1,813)	(80)%
Stock-based compensation expense	448	3,830	(3,382)	(88)%
Other general and administrative costs	3,235	2,967	268	9%
Total general and administrative expense	$4,125	$9,052	$(4,927)	(54)%
General and administrative expense was $4.1 million and $9.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $4.9 million was primarily due to a decrease in personnel and related costs of $1.8 million due to lower bonus expense and a decrease in stock-compensation expense of $3.4 million related to performance awards, partially offset by an increase in other general and administrative costs of $0.3 million related to pre-commercialization activities, partially offset by a reduction in legal costs.
The following table presents our general and administrative expense for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Personnel and related costs	$5,119	$7,097	$(1,978)	(28)%
Stock-based compensation expense	8,250	11,352	(3,102)	(27)%
Other general and administrative costs	9,750	10,048	(298)	(3)%
Total general and administrative expense	$23,119	$28,497	$(5,378)	(19)%

General and administrative expense was $23.1 million and $28.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $5.4 million was primarily due to a decrease in personnel and related costs of $2.0 million due to lower bonus expense, a decrease in stock-compensation expense of $3.1 million related to performance awards and a decrease in other general and administrative costs of $0.3 million, primarily related to a reduction in legal and finance costs, partially offset by an increase in pre-commercialization costs.
Non-Operating Income (Expense)
The following table presents our non-operating income (expense) for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense), net	$277	$6	$271	N/M
Interest expense	(1,978)	(3,994)	2,016	(50)%
N/M = Not meaningful
Other income (expense), net increased by $0.3 million for the three months ended September 30, 2022, due primarily to higher interest income from investments. Interest expense decreased $2.0 million for the three months ended September 30, 2022, due the effect of the adoption ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, on January 1, 2022, which resulted in reduced non-cash interest expense previously associated with the equity component of the Convertible Senior Notes.
The following table presents our non-operating income (expense) for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense), net	$408	$155	$253	163%
Interest expense	(5,927)	(13,533)	7,606	(56)%
Loss on early extinguishment of 2018 Term Loan	—	(6,124)	6,124	(100)%
Other income (expense), net increased by $0.3 million for the nine months ended September 30, 2022, due to foreign exchange losses on payments made in 2021 and an increase in interest income from investments, partially offset by changes in compound derivative liability. Interest expense decreased $7.6 million for the nine months ended September 30, 2022, due the effect of the adoption ASU No. 2020-06 on January 1, 2022, which resulted in reduced non-cash interest expense previously associated with the equity component of the Convertible Senior Notes and the repayment of the 2018 Term Loan in March 2021. The loss on early extinguishment of 2018 Term Loan of $6.1 million was recognized in March 2021 on repayment of the 2018 Term Loan.
Liquidity and Capital Resources
Sources of Liquidity
From our inception in 2013 through September 30, 2022, we have primarily funded our operations through the sale of $152.4 million of convertible preferred stock, gross proceeds of $255.6 million ($237.7 million, net) from our IPO on July 2, 2018, gross proceeds of $231.8 million ($217.9 million, net) from our underwritten public offering on April 8, 2019, issuance of $200.0 million Convertible Senior Notes ($193.3 million, net) on May 22, 2020, gross proceeds of $42.0 million ($41.5 million, net) from our Registered Direct Equity Financing on November 15, 2021 and gross borrowings of $75.0 million ($72.1 million, net) under the 2018 Term Loan entered into with Hercules on February 28, 2018. As of September 30, 2022, we had cash, cash equivalents and investments of $80.2 million.
We believe that our cash, cash equivalents and investments of $80.2 million as of September 30, 2022, will allow us to continue funding our operations through the first quarter of 2023. As discussed above, on November 8, 2022, we put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in

November 2022. We estimate aggregate costs of approximately $2.0 million, recorded primarily in the fourth quarter of 2022, related to one-time termination severance payments and other employee-related costs that will be paid during the fourth quarter of 2022 and the first quarter of 2023.
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
The Convertible Senior Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock at our election at an initial conversion rate of 30.0978 shares of our common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $33.23 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. As of September 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Senior Notes.
Registered Direct Equity Financing
On November 15, 2021, we consummated a registered direct equity financing pursuant to which we sold an aggregate of 4,666,667 shares of our common stock, pre-funded warrants to purchase up to 2,333,333 shares of our common stock and common warrants to purchase up to 7,000,000 shares of our common stock. Each share of common stock and accompanying common warrant and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $6.00. The pre-funded warrants were immediately exercisable at a nominal exercise price of $0.001. The common warrants are exercisable at an exercise price of $11.00 on or after May 15, 2022. Net proceeds were approximately $41.5 million, after deducting offering costs of $0.5 million.
The pre-funded warrants were exercised in full on October 24, 2022. The common warrants are exercisable until the earliest of: (a) November 15, 2024, (b) immediately prior to the closing of certain fundamental transactions or (c) five business days after written notice following the earliest of: (i) submission of the New Drug Application for veverimer with the U.S. Food and Drug Administration, or (ii) the date that both of the following have occurred: (x) six weeks following the issuance of a press release reporting the results of the primary analysis of the VALOR-CKD trial and (y) one of the following: (aa) the completion of a common stock financing resulting in not less than $75.0 million in gross proceeds at an offering price of not less than $13.50 per share, or (bb) the volume weighted average share price of our common stock is greater than $15.00 per share with certain multiple-day trading volume requirements.
Funding Requirements
We have incurred losses and negative cash flows from operations since our inception in 2013 and anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $882.0 million. Existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023 as we expect to incur additional losses in the future.
Such future capital requirements are difficult to forecast and will depend on many factors, including:

•the cost related to maintaining operational, financial and management information systems to support ongoing operations, including operating as a public company;
•the cost related to exploring strategic alternatives related to veverimer;
•the cost associated with any wind-down, liquidation, dissolution or other strategic transaction;
•our ability to maintain and enforce our intellectual property rights and defend any intellectual property-related claims;
•the cost of servicing our Convertible Senior Notes; and
•the cost of fulfilling our minimum contractual obligations to our suppliers and vendors.
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
We expect to fund current operations out of cash on hand. There can be no assurance that we will be successful in securing additional funding at levels sufficient to fund our operations or on terms acceptable to us. If we are unsuccessful in our efforts to raise additional financing, we could be required to significantly reduce and delay operating expenses, out-license intellectual property rights to our investigational drug candidates and sell unsecured assets, cease operations altogether or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
Cash Flows
The following table presents a summary of the net cash flow activity for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(70,731)	$(101,996)
Investing activities	66,860	63,988
Financing activities	502	(82,861)
Net decrease in cash and cash equivalents	$(3,369)	$(120,869)
Cash Used in Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $70.7 million, which consisted of a net loss of $83.9 million, adjusted by non-cash charges of $15.0 million and changes in cash used in operating assets and liabilities of $1.8 million. Non-cash charges consisted primarily of stock-based compensation of $14.4 million, accretion of Convertible Senior Notes of $0.7 million and depreciation and amortization of $0.2 million, partially offset by net amortization of premiums and discounts on investments of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accounts payable of $5.6 million, partially offset by a decrease in prepaid expenses and other assets of $2.7 million and an increase in accrued expenses and other liabilities of $1.1 million.
During the nine months ended September 30, 2021, cash used in operating activities was $102.0 million, which consisted of a net loss of $126.6 million, adjusted by non-cash charges of $33.6 million and changes in cash used in our operating assets and liabilities of $9.0 million. The non-cash charges consisted primarily of stock-based compensation of $19.3 million, accretion of Convertible Senior Notes and 2018 Term Loan of $7.0 million, loss on early extinguishment of 2018 Term Loan of $6.1 million, non-cash operating lease costs of $0.6 million, net amortization of premiums and discounts on investments of $0.4 million and depreciation and amortization of $0.4 million, partially offset by changes in compound derivative liability of $0.2 million. The changes in cash used in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other liabilities of $8.9 million and a decrease in accounts payable of $0.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.1 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $66.9 million and $64.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by investing activities during the nine months ended September 30, 2022 was due to proceeds from maturities of investments of $142.5 million, partially offset by purchases of investments of $75.6 million. Net cash provided by investing activities during the nine months ended September 30, 2021 was due to proceeds from maturities of investments of $200.4 million, partially offset by purchases of investments of $136.3 million and purchases of property and equipment of $0.1 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2022 and net cash used in financing activities was $82.9 million for the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily due to proceeds from issuance of common stock under equity incentive plans of $0.7 million, partially offset by payments for taxes related to net share settlement of equity awards of $0.2 million. Net cash used in financing activities during the nine months ended September 30, 2021 was primarily due to cash paid for early extinguishment of 2018 Term Loan of $83.3 million, partially offset by proceeds from the issuance of common stock under equity incentive plans of $0.5 million.
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
Our existing cash, cash equivalents and investments as of September 30, 2022 are not likely to be sufficient to meet our contractual obligations through the second quarter of 2023, as we expect to incur additional losses in the future due to current contractual obligations and recognize that we will need to raise additional capital to continue operations.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. There were no changes in our critical accounting policies and estimates, as compared to our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Stock-Based Compensation
Stock-based compensation expense for stock options with performance conditions is recognized over the estimated service period required to meet performance-based targets using an accelerated attribution method when achieving the performance-based targets is deemed probable. When estimating the service period we make subjective assumptions about the probability and timing of achieving these performance-based targets. Due to the outcome of the VALOR-CKD trial, we reassessed the vesting of performance-based awards unvested as of

September 30, 2022, as improbable of achievement. As a result, we reversed the related cumulative stock-based compensation expense in the three months ended September 30, 2022.
Restructuring
On November 8, 2022, we put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in the fourth quarter of 2022. We estimate aggregate costs of approximately $2.0 million, recorded primarily in the fourth quarter of 2022, related to one-time termination severance payments and other employee-related costs that will be paid during the fourth quarter of 2022 and the first quarter of 2023. The estimates of costs that we expect to incur in connection with the reduction in force plan are subject to a number of assumptions and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. For example, if the termination provisions are triggered in our manufacturing agreement with Patheon, we may become liable for a termination payment. In addition, if we take steps to terminate or sublease our leased facilities, we may incur a loss on the exit of the lease. We may also incur impairment charges related to long-lived assets as well as prepaid and other assets.
Actual results may differ significantly from these estimates under different assumptions or conditions. For additional information about our critical accounting estimates refer to Part II, Item 7., "Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions with CROs and contract manufacturing organizations that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against the Euro, or other non-U.S. dollar denominated transactions, affects the reported amounts of expenses, assets and liabilities associated with a limited number of nonclinical and clinical activities. We do not engage in any hedging activity to reduce our potential exposure to currency fluctuations. Based on accrued expenses and other current liabilities and other long-term liabilities balances as of September 30, 2022, a hypothetical 10% strengthening of the Euro against the U.S. dollar would result in a foreign currency transaction loss of approximately $0.9 million.
For additional quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Financial Condition and Capital Requirements
Our strategic alternative review plan and cost restructuring plan may not be successful.
On November 2, 2022, the Company announced that it had initiated a review of strategic alternatives to maximize stakeholder value and engaged professional advisors, including investment banking and financial advisors, to support this process. We are considering possible strategic alternatives including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction. As the Company pursues strategic alternatives, on November 8, 2022, it put into place a reduction in force plan which includes an approximate 57.0% reduction in workforce in November 2022. There is no guarantee that the Company’s review of strategic alternatives to maximize stakeholder value will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected.
Our Board of Directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and its stakeholders. There can be no assurance, however, that the Company’s current strategic direction, or the Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stakeholder value or result in any return for stockholders.
We will require substantial additional financing to continue operations beyond the first quarter of 2023. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations altogether.
As of September 30, 2022, we had working capital of $65.6 million and cash, cash equivalents and investments of $80.2 million. We believe that we will continue to expend substantial resources for the foreseeable future as we explore strategic alternatives related to veverimer.
We believe that our cash, cash equivalents and investments of $80.2 million as of September 30, 2022, will allow us to continue funding our operations through the first quarter of 2023. However, our existing cash, cash equivalents and investments are not likely to be sufficient to fund our operations through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Moreover, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned and our review of strategic alternatives may not identify any available sources of funds. Any financing we identify may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business.

The amount and timing of our future funding requirements and our ability to raise additional capital will depend on many factors, including, but not limited to:
•    the cost of fulfilling our minimum contractual obligations to our suppliers and vendors;
•    the costs of operating as a public company;
•    the costs of hiring and retaining personnel;
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
Although we have been successful in obtaining financing through the issuance of our equity and debt securities and other debt financing, we cannot assure you that we will be able to do so in the future. If financing is not available at adequate levels, on reasonable terms or within a reasonable time frame, the Company will need to reevaluate its operating plans and could be required to significantly reduce operating expenses, out-license intellectual property rights to its investigational drug candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on its business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this report.
Risks Related to Strategic Alternative Process and Potential Strategic Transaction
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.
Potential counterparties in a strategic transaction involving our Company may place minimal or no value on our assets. Further, the development and any potential commercialization of veverimer will require substantial additional cash. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend additional resources and continue development of veverimer or any alternative product candidates and may attribute little or no value, in such a transaction, to our assets.
While we are devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any stockholder value.
If a strategic transaction is not consummated, we may decide to pursue a dissolution and liquidation. In such an event, the amount of cash, if any, available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
We continue to evaluate all potential strategic options for the Company, including a sale of the Company or its assets, a merger, reverse merger, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.
In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or wind-down.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•increased near-term and long-term expenditures;
•exposure to unknown liabilities;
•higher than expected acquisition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•increased amortization expenses;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our Company; and
•possibility of future litigation.
Any of the above risks could have a material adverse effect on our business, financial condition and prospects.
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. On November 8, 2022, we undertook an organizational reduction in force that reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.
Our strategic alternative review process and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

Our strategic alternative review plan may include additional restructuring and exit activities in the future, which may lead to additional expenses. For example, if the termination provisions are triggered in our contract manufacturing agreement with Patheon Austria GmbH & Co KG, or Patheon, we may become liable for a termination payment. In addition, if we take steps to terminate or sublease our existing property, we may realize losses.
In November 2022, we undertook an organizational reduction in force that significantly reduced our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our strategic alternative review plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. If our management is unable to successfully manage this transition and restructuring activities, our expenses may be more than expected and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.
We may become involved in securities and shareholder litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities and shareholder litigation has often followed certain significant business transactions, such as the sale of a Company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.
Risks Related to Government Regulation
We are dependent on the success of veverimer, our only investigational drug candidate. We did not conduct a successful VALOR-CKD trial and do not currently intend to pursue regulatory approval for and commercialization of veverimer. Even if we conduct a successful trial (or trials) in the future, we may still be unable to obtain regulatory approval.
To date, we have invested all our efforts and financial resources in the research and development and potential commercial launch of veverimer, which is our only investigational drug candidate. On October 24, 2022, the Company announced that the VALOR-CKD renal outcomes clinical trial (also known as TRCA-303) did not meet its primary endpoint, which was defined as the time to the first occurrence of any event in the composite endpoint of renal death, end-stage renal disease, or ESRD, or a confirmed greater than or equal to 40% reduction in estimated glomerular filtration rate, or eGFR, also known as DD40. As a result, we do not intend to pursue regulatory approval for and commercialization of veverimer.
Even if we were able to conduct a successful trial (or trials) in the future, we may be unable to obtain approval for veverimer. To obtain approval to market a drug product, a company must provide the U.S. Food and Drug Administration, or FDA, with clinical data that adequately demonstrate the safety and efficacy of the product for the indication sought in the New Drug Application, or NDA.
The FDA has broad discretion in determining whether to approve a drug and the FDA could find data from any future clinical trial or trials, in whole or in part, to be insufficient for a number of reasons, including the following reasons:
•concerns regarding the robustness and reliability of the trial results;
•concerns regarding the integrity of the trial data; and

•concerns that the trial results are not applicable to patients and medical practice in the United States.
If the FDA were to find that the results of any future clinical trial or trials, either in whole or in part, are inadequate for approval of veverimer, the FDA would not approve the NDA. Furthermore, the approval could be subject to rigorous postmarketing requirements and the FDA could seek to withdraw the approval for multiple reasons, including if there is a failure to conduct any required postmarketing trial with due diligence, a confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or promotional materials for the product are found by the FDA to be false and misleading.
Any further delay in obtaining, or inability to obtain, approval would delay or prevent commercialization of veverimer.
Even if we obtain regulatory approval for veverimer, we may be unable to successfully commercialize veverimer.
Even if we obtain regulatory approval for veverimer, we will need to develop or have a commercial organization, or collaborate with a third party for the commercialization of veverimer, establish commercially viable pricing and obtain approval for coverage and adequate reimbursement from third parties, including government payers. If we are unable to successfully commercialize veverimer, we may not be able to generate sufficient revenue to continue business.
The clinical and commercial success of veverimer will depend on a number of factors, including the following:
•an ability to conduct a successful trial;
•an ability to demonstrate veverimer’s safety and efficacy to the satisfaction of the FDA and/or foreign regulatory agencies;
•the timely reporting of trial results;
•the participation in a trial or trials by a sufficient number of subjects to demonstrate applicability of the trial results to the U.S. population;
•whether we are required by the FDA and/or foreign regulatory agencies to conduct additional clinical trials prior to or after approval to market veverimer;
•the prevalence and severity of adverse side effects of veverimer in clinical trials and during commercial use, if approved;
•the timely receipt of necessary regulatory and marketing approvals from the FDA and/or foreign regulatory agencies for veverimer;
•an ability to successfully commercialize veverimer, if approved for marketing and sale by the FDA and/or foreign regulatory agencies;
•an ability to manufacture clinical trial and commercial quantities of veverimer drug substance and drug product and to develop and maintain commercially viable and validated manufacturing processes that are compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
•achieving and maintaining compliance with all regulatory requirements applicable to veverimer;
•success in educating physicians and patients about the potential benefits, risks, administration and use of veverimer;
•acceptance of veverimer as safe and effective by patients and the medical community;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•an ability to obtain and sustain an adequate level of reimbursement for veverimer by third-party payers;

•the effectiveness of marketing, sales and distribution strategy and operations;
•an ability to continue to obtain protection for and to enforce intellectual property rights in and to veverimer; and
•an ability to avoid and defend against third-party patent interference or patent infringement claims or similar proceedings with respect to applicable patent rights and patent infringement claims.
Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of veverimer. If we are not successful in gaining approval of or in commercializing veverimer, or are significantly delayed in doing so, the business will be materially harmed.
Risks Related to Our Common Stock
The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.
The trading price of our common stock has been and is likely to continue to be highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•announcements regarding the VALOR-CKD trial results, including the failure to meet the primary endpoint;
•adverse actions by the FDA or other regulatory authorities;
•changes in existing tax laws, treaties or regulations or the interpretations or enforcement thereof, or the enactment or adoption of new tax laws, regulations or policies;
•any adverse changes to our relationship with any manufacturers or suppliers;
•the success of our efforts to scale-up and optimize our manufacturing process;
•any intellectual property infringement actions in which we may become involved;
•actual or anticipated fluctuations in our operating results;
•changes in financial estimates or recommendations by securities analysts;
•announcements regarding shareholder or other litigation;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•announcements regarding the strategic alternative review process;
•general economic and market conditions and overall fluctuations in the United States equity markets; and
•the loss of any of our key scientific or management personnel.
Following announcement of the top-line results from the VALOR-CKD renal outcomes clinical trial, there was a significant decline in our stock price. Following announcement of the deficiency letter from the FDA, there was a significant decline in our stock price. An additional decline occurred after our announcement of the results of the End-of-Review Type A meeting in late October 2020.
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

The amended complaint makes claims against the Company and its CEO. In July 2021, the defendants filed a motion to dismiss the amended complaint. On July 29, 2022, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The court granted the defendants’ motion with respect to all but one of the alleged misrepresentations on the grounds that the lead plaintiff had failed to meet the required pleading standards for a securities fraud claim, but ruled that those requirements had been satisfied with respect to one alleged misrepresentation from May 7, 2020. The court granted the lead plaintiff leave to file an amended complaint within 21 days of the court’s order, but the plaintiff chose to proceed with the case based solely on the surviving alleged misrepresentations. A case management conference was held on September 20, 2022 and, on October 5, 2022, the court entered a scheduling order for the case which provides that fact discovery will close on July 14, 2023, summary judgment motions will be due by November 17, 2023 and, assuming the case proceeds, a jury trial would be held on June 3, 2024. The defendants filed their answer to the amended complaint on October, 7, 2022 and the case is currently in the fact discovery phase. No damages amount is specified in the Securities Class Action.
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
The Derivative Cases were consolidated by order of the District of Delaware Court and lead plaintiffs' counsel has been appointed. Pursuant to an agreement between the parties, the Delaware court issued an order on October 12, 2021, staying the consolidated derivative case pending final resolution of any motions to dismiss filed in the Securities Class Action. Because the Securities Class Action case is now moving forward, the derivative plaintiffs have informed defendants that they plan to file an amended consolidated derivative complaint. The defense of the Securities Class Action and the Derivative Cases may cause us to incur substantial costs and may divert the attention of management.
The stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have historically experienced extreme volatility that may have. Such volatility may continue in the future and may impact our common stock price. The spread of COVID-19, which has caused a broad impact globally, may also materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.
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
Stockholders may not receive any distribution of proceeds in the event of bankruptcy, liquidation or wind-down of the Company.
In the event of bankruptcy, liquidation or wind-down, our assets will be available for distribution to our stockholders only after all of our other liabilities have been satisfied. As of September 30, 2022, our total liabilities were $230.0 million, which included $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027, while our cash, cash equivalents and investments were $80.2 million. It is uncertain what value, if any, may be realized from sale of our intellectual property or other non-cash assets in the event of bankruptcy, liquidation or wind-down of the Company. We also have contractual commitments under our leases and vendor contracts, including our manufacturing contract with Patheon, which may further reduce the assets available to our stakeholders. In addition, we will continue to incur claims, liabilities and expenses from operations, such as operating costs, directors and officers insurance, general liability and other insurance, franchise, payroll and local taxes, retention and severance payments, legal, accounting and consulting fees, rent and facility costs, and miscellaneous office expenses that would reduce the amount available for payment to creditors or distribution to our stockholders upon liquidation. Stockholders would be entitled to proceeds from liquidation only if the aggregate principal amount of our then outstanding convertible notes and any other outstanding claims, liabilities and expenses are repaid in full or otherwise settled. We expect to devote substantial time and resources to exploring strategic alternatives to maximize stakeholder value, but there can be no assurance that this strategic alternative review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or any value to stockholders.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We invested the funds received in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act, we expected to use the net proceeds from our IPO for supporting our activities for the approval process for veverimer (also known as TRC101), manufacturing activities related to veverimer, conducting our VALOR-CKD trial (also known as TRCA-303), and the remainder for working capital and general corporate purposes, which now include interest payments related to our $200.0 million aggregate principal amount of 3.50% convertible senior notes due 2027.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Amendment No. 3 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated July 1, 2022.	Filed herewith

10.2	Amendment No. 4 to the Manufacturing and Commercial Supply Agreement with Patheon Austria GmbH & Co KG, dated September 15, 2022.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

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